Form 10-Q
period 1996-06-30
INTERNATIONAL LOTTERY INC
filed 1996-08-08
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1996

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Transition Period from____ to ____

                         Commission File Number 1-12986

                          INTERNATIONAL LOTTERY, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                             31-1297916
(State of Incorporation)                                   (I.R.S. Employer
                                                            Identification No.)

                  6665 Creek Road,  Cincinnati, Ohio   45242
         (Address of principal executive offices, including zip code)

                                 (513) 792-7000
             (Registrant's telephone number, including area code)

                            ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x  No
                                                       ----
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                                Outstanding at August 9, 1996
- ----------------------------                   -----------------------------
Common Stock, $.01 Par Value                        3,210,000 shares


                                  Page 1 of 14
                            Exhibit Index on page 12

                          INTERNATIONAL LOTTERY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

        ITEM                                                                         PAGE
        NUMBER             PART I.  FINANCIAL INFORMATION                            NUMBER
        ------                                                                       ------
          1               Financial Statements:

                          Condensed Balance Sheets as of
                          June 30, 1996 and December 31, 1995                            3

                          Condensed Statements of Operations
                          for the three months and six months
                          ended June 30, 1996 and 1995                                   4

                          Condensed Statements of Cash Flows
                          for the six months ended June 30, 1996 and 1995                5

                          Notes to Condensed Financial Statements                        6

          2               Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                  7 - 9

                          PART II.  OTHER INFORMATION


          4               Submission of Matters to a Vote of                             10
                          Security Holders


          6               Exhibits and Reports on Form 8-K                               10

                                SIGNATURES                                               11

                         PART I.  FINANCIAL INFORMATION

                          INTERNATIONAL LOTTERY, INC.

                     CONDENSED  BALANCE SHEETS (UNAUDITED)

                      JUNE  30, 1996 AND DECEMBER 31, 1995


ASSETS
                                                                                              June 30, 1996      December 31,1995
                                                                                              -------------      ----------------
 Current assets:
     Cash                                                                                     $      6,203    $            360
     Accounts receivable, less allowance for doubtful accounts of $131,614
           in 1996 and $101,613 in 1995                                                          2,972,127           3,824,442
     Inventories                                                                                 4,569,936           4,481,156
     Prepaid expenses                                                                              366,827             337,406
                                                                                               -----------         -----------
                    Total current assets                                                         7,915,093           8,643,364
 Property and equipment:
     Leased machines                                                                            18,010,615          16,968,351
     Machinery and equipment                                                                       285,420             261,273
     Building and improvements                                                                     195,225             195,225
     Furniture and fixtures                                                                         47,585              45,724
                                                                                               -----------         -----------
                                                                                                18,538,845          17,470,573

     Less accumulated depreciation and amortization                                              8,158,765           6,363,587
                                                                                               -----------         -----------
                                                                                                10,380,080          11,106,986

 Product development rights, net of accumulated amortization of $403,333 in 1996
  and $366,664 in 1995                                                                             696,667             733,336
                                                                                               -----------         -----------
                                                                                               $18,991,840         $20,483,686
                                                                                               ===========          ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Notes payable                                                                             $ 5,367,924         $ 8,551,156
     Current installments of long-term debt                                                          4,909               4,659

     Accounts payable                                                                            1,648,710           1,024,501
     Accounts payable - related party                                                              272,986                 113
     Accrued expenses                                                                              943,059             861,316
     Income taxes payable                                                                          113,000             -
                                                                                               -----------         -----------
                     Total current liabilities                                                   8,350,588          10,441,745


 Long-term debt, excluding current installments                                                      3,477               5,969
 Notes payable, excluding current portion - related parties                                        479,000             479,000
                                                                                               -----------         -----------

                     Total liabilities                                                           8,833,065          10,926,714
 Series A preferred stock, $.01 par value, 20,000,000  shares authorized,
     1,335,000 issued and outstanding                                                            1,335,000          1,335,000

 Stockholders' equity:
     Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
      shares issued and outstanding at June 30, 1996 and December 31, 1995                          32,100              32,100
                                                                                                10,376,017          10,376,017
     Additional paid-in capital
     Accumulated deficit                                                                        (1,584,342)         (2,186,145)
                                                                                               -----------         -----------
                      Total stockholders' equity                                                 8,823,775           8,221,972
                                                                                               -----------         -----------
                                                                                               $18,991,840         $20,483,686
                                                                                               ===========         ===========



            See accompanying notes to condensed financial statements

                          INTERNATIONAL LOTTERY, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

          THREE MONTHS AND SIX MONTHS ENDED JUNE 20, 1996 AND 1995

                                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30,                                  June 30,
                                                            --------                                  --------
 Revenues:                                          1996                 1995                 1996               1995
                                                   ---------          ---------            ---------           ---------
      Machine and parts sales                    $ 2,180,874        $ 2,747,094          $ 3,735,146         $ 2,754,089

      Machine leases                               2,833,817          2,139,550            5,582,450           4,148,107

      Other                                          309,113            100,330              549,819             196,472
                                                 -----------        -----------          -----------         -----------

                                                   5,323,804          4,986,974            9,867,415           7,098,668

 Cost of revenues                                  3,722.567          3,409,179            6,745,266           4,634,089
                                                 -----------        -----------          -----------         -----------

      Gross margin                                 1,601,237          1,577,795            3,122,149           2,464,579

 Operating expenses:

      Selling, general, and administrative           819,141            941,640            1,754,449           1,625,985
         expenses
      Research and development costs                  48,004             36,957              225,267              63,460
                                                 -----------        -----------          -----------         -----------

        Total operating expenses                     867,145            978,597            1,979,716           1,689,445
                                                 -----------        -----------          -----------         -----------

        Operating income                             734,092            599,198            1,142,433             775,134

 Other income  (expense):
      Interest expense                              (156,142)          (148,178)            (382,757)           (273,120)

      Interest income                                  2,884              1,115                7,627               9,376
                                                 -----------        -----------          -----------         -----------

                                                    (153,258)          (147,063)            (375,130)           (263,744)
                                                 -----------        -----------          -----------         -----------


      Income before income taxes                     580,834            452,135              767,303             511,390
 Income taxes                                        145,500             -                   165,500              -
                                                 -----------        -----------          -----------         -----------

      Net income                                 $   435,334        $   452,135          $   601,803         $   511,390
                                                 ===========        ===========          ===========         ===========

      Net income per share                       $       .14        $       .14          $       .19         $       .16
                                                 ===========        ===========          ===========         ===========


           See accompanying notes to condensed financial statements.

                          INTERNATIONAL LOTTERY, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                       ------------
                                                                                1996                  1995
                                                                                ----                  ----
 Cash flows from operating activities:
     Net income                                                              $   601,803           $   511,390
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                                             1,831,847             1,329,920
     (Increase)/ decrease in accounts receivable                                 852,315            (1,750,483)
     (Increase)/ decrease in inventories                                         (88,780)              735,659
     Increase in prepaid expenses and other assets                               (29,421)             (152,950)
     Increase in accounts payable                                                624,209               672,841
     Increase in accounts payable - related party                                272,873               155,086
     Increase in accrued expenses                                                 81,743               153,418
     Increase in income taxes payable                                            113,000                -
                                                                             -----------           -----------
            Net cash provided by operating activities                          4,259,589             1,654,881
                                                                             -----------           -----------

 Cash flows from investing activities:
     Cost of leased machines                                                  (1,042,264)           (2,514,005)
     Purchases of property and equipment                                         (26,008)              (38,055)
     Redemption of collateral bonds                                            -                       250,000
                                                                             -----------           -----------
                    Net cash used in investing activities                     (1,068,272)           (2,302,060)
                                                                             -----------           -----------


 Cash flows from financing activities:
     Repayment of notes payable, net                                          (3,183,232)               -
     Proceeds from long-term debt                                                 -                     -
     Repayment of long-term debt                                                  (2,242)           (1,407,513)
     Proceeds from notes payable-related parties, net                              -                 2,025,000

 Net proceeds from issuance of common stock
                                                                             -----------           -----------
           Net cash (used in)/ provided by financing activities               (3,185,474)              617,487
                                                                             -----------           -----------
     Increase/ (decrease) in cash                                                  5,843               (29,692)

     Cash at beginning of year                                                       360                96,316
                                                                             -----------           -----------
     Cash at end of period                                                   $     6,203           $    66,624
                                                                             ===========           ===========


 Supplemental disclosure of cash flow information:
     Interest paid                                                           $   371,966           $   270,874
                                                                             ===========           ===========

 Non-cash activity (common stock issued for compensation)                    $      -              $   (68,130)
                                                                             ===========           ===========


            See accompanying notes to condensed financial statements

                          INTERNATIONAL LOTTERY, INC.

                    Notes to Condensed Financial Statements

Basis of Presentation

         The accounting and reporting policies of International Lottery, Inc. conform to generally accepted accounting principles. The financial statements for the three months and six months ended June 30, 1996 and 1995 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         International Lottery, Inc. (the "Company") manufactures instant ticket vending machines ("ITVMs") and telephone card dispensing machines ("PCDMs") that dispense instant lottery tickets and prepaid telephone calling cards without the assistance of an employee of the lottery or the telephone card vendor. The Company derives its revenues from (i) the lease of ITVMs and PCDMs, (ii) the sale of ITVMs and PCDMs, (iii) and to a lesser extent the service agreements and the sale of parts for ITVMs and PCDMs.

         As of June 30, 1996, the Company had sold or leased 9,286 ITVMs under agreements with fifteen different state lotteries, their licensees or contractors, and had sold or leased 222 PCDMs to fourteen vendors of prepaid long distance telephone calling cards. Additionally, lotteries in seven states and eight foreign jurisdictions, as well as eight vendors of prepaid telephone calling cards, are either testing or have requested the Company to provide ITVMs or PCDMs for testing.

RESULTS OF OPERATIONS

         The Company's net revenues increased 7% to $5,323,804 from $4,986,974 for the three months ended June 30, 1996 and 1995, respectively, and net revenues increased 39% to $ 9,867,415 from $ 7,098,668 for the six months ended June 30, 1996 and 1995, respectively. Revenues from sales of ITVMs and PCDMs decreased 21% to $2,180,874 from $2,747,094 for the three months ended June 30,1996 and 1995, respectively, while revenues from sales increased by 36% to $3,735,146 from $2,754,089 for the six months ended June 30, 1996 and 1995, respectively. Units sold were 483 and 588 for the three months, and 860 and 588 for the six months, ended June 30, 1996 and 1995, respectively. The fluctuation in revenues from sales is primarily the result of the number and types of units sold rather than a change in unit pricing. Revenues from leases increased by 33% to $2,833,817 from $ 2,139,550 for the three months, and by 35% to $ 5,582,450 from $4,148,107 for the six months, ended June 30,1996 and 1995, respectively. The increase in lease revenues results from the increase to 5,393 ITVMs and PCDMs under lease at June 30, 1996 as compared to 4,223 ITVMs under lease at June 30, 1995. Lease revenues represented 53% and 43% of the total net revenues for the three months, and 57% and 58% of total net revenues for the six months, ended June 30, 1996 and 1995, respectively. The increase in lease revenues is primarily the result of the total units deployed under leases rather than an increase in unit pricing.

         Cost of revenues increased 9% to $3,722,567 from $3,409,179 for the three months, and by 46% to $6,745,266 from $4,634,089 for the six months, ended June 30, 1996 and 1995, respectively. Depreciation charged to cost of revenues increased by 34% to $890,986 from $666,129 for the three months, and by 39% to $1,755,038 from $1,266,211 for the six months, ended June 30, 1996 and 1995, respectively. Service and installation costs increased by 58% to $1,001,099 from $635,250 for the three months, and by 78% to $1,869,609 from $1,052,484 for the six months, ended June 30, 1996 and 1995, respectively, primarily due to the increase in the number of ITVMs and

PCDMs deployed rather than an incremental cost per machine. Expressed as a percentage of total net revenues, cost of revenues increased to 70% from 68% for the three months, and to 68% from 65% for the six months, ended June 30, 1996 and 1995, respectively. The increase in the cost of revenues as a percentage of total net revenues reflects continued competitive pricing pressure without a corresponding reduction in the cost of production of the ITVMs and PCDMs.

         Selling, general, and administrative expenses decreased by 13% to $819,141 from $941,640 for the three months, and increased by 8% to $ 1,754,449 from $1,625,985 for the six months, ended June 30, 1996 and 1995, respectively. Higher selling activity as the Company seeks to improve its position in existing markets and establish its position in new markets was the most significant reason for an increase in expenses. These increases were offset, particularly in the three months ended June 30, 1996, by a decrease in legal and professional fees as compared to 1995 when the Company was involved in merger negotiations.

         Net interest expense increased by 4% to $153,258 from $147,063 for the three months, and increased by 42% to $375,130 from $263,744 for the six months, ended June 30, 1996 and 1995, respectively. The increases reflect the Company's use of debt financing to fund the growth in ITVMs and PCDMs deployed under leases, partially offset by the positive cash flow from operations. Interest rates charged to the Company remained relatively stable throughout the periods.

          Net income before provision for taxes on income increased by 28% to $580,834 from $452,135 for the three months, and by 50% to $767,303 from $511,390 for the six months, ended June 30, 1996 and 1995, respectively. The improvement reflects the positive impact of lease revenues generated in the current periods from ITVMs and PCDMs deployed in prior periods when combined with sales of units in both periods.

         Net income decreased by 4% to $435,534 from $452,135 for the three months, and increased by 18% to $601,803 from $511,390 for the six months, ended June 30, 1996 and 1995, respectively. The results for both periods reflect the impact of provision for taxes on income in 1996 which was not required in 1995 when sufficient net operating loss carry- forwards were available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales arrangements. At June 30, 1996 the Company had a total of 5,393 ITVMs and PCDMs deployed under leases as compared to 4,223 ITVMs at June 30, 1995.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility, from Princeton Capital Finance Company ("PCFC"), entered into as of September 21, 1995. Net cash provided by operations for the six months ended June 30, 1996 and 1995 was $4,259,589 and $1,654,881, respectively. The increase for the first six months of 1996 as compared to the same period in 1995 reflects the improved income of the Company, the increased depreciation charged to operations, and a reduction in receivables offset by a small increase in inventories. The reduction in receivables in the first six months of 1996 is the result of collections of amounts owed from sales during the fourth quarter of 1995 and the first quarter of 1996. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first six months of 1995. Net cash used in investing activities was $1,068,272 and $2,302,060 for the six months ended June 30, 1996 and 1995, respectively. The reduction resulted from the decrease of 457 to 321 ITVMs and PCDMs deployed under leases in the first six months of 1996 as compared to 758 ITVMs deployed in the first six months of 1995. Net cash used in financing activities was $3,185,474 for the six months ended June 30, 1996, as compared to $617,487 provided by financing activities for the six months ended June 30, 1995. This change was due to the increase in net cash provided by operation activities combined with the reduction in net cash used in investing activities, which resulted in the net payments against borrowing in the first half of 1996, as compared to net borrowing in. the first half of 1995.

         The company's working capital deficit decreased by $1,362,885 to $435,496 at June 30, 1996, as compared to deficit of $1,798,381 at December 31, 1995. The reduction in the working capital deficit at June 30, 1996 as compared to the deficit at December 31, 1995 resulted from a decrease in current liabilities, primarily a reduction in current notes payable, offset by a reduction in current assets, primarily the reduction in accounts receivable. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. This classification reflects the demand clause of the specific notes rather than the three year term of the revolving credit line.

         At June 30, 1996, the Company was indebted to PCFC in the aggregate principal amount of $5,367,924 and had $7,132,076 available under this credit facility.

                          PART II.  OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         The 1996 Annual Meeting of Shareholders was held on May 9, 1996.

(b)         Election of directors
     (1) The shareholders voted 2,795,978 shares in the affirmative, with 2,760 shares abstaining, for the re-election of Mr. John J. Wingfield to a three year term as a director of the Company.
              The shareholders voted 2,795,778 shares in the affirmative, with
            2,960 shares abstaining, for the re-election of Mr. W. Whitlow Wyatt to a three year term as a director of the Company

     (2) Following the meeting, the Board of Directors consisted of the following individuals:

               Mr. L. Rogers Wells
               Mr. Edmund F. Turek
               Mr. Gary S. Bell
               Mr. Kazmier Kasper
               Ms. H. Jean Marshall
               Mr. John J. Wingfield
               Mr. W. Whitlow Wyatt

(c) The shareholders voted 2,796,589 shares in the affirmative and 489 shares in the negative, with 1,660 shares abstaining, for the appointment of KPMG Peat Marwick, LLP as independent accountants of the Company for the fiscal year ending December 31,1996.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.
            Exhibit 11 - Computation of earnings per share
            Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. no Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERNATIONAL LOTTERY, INC.
                                               (Registrant)



Date: August 9, 1996                   /s/ L. Rogers Wells, Jr.
                                       -------------------------------------
                                       L. Rogers Wells, Jr.
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Duly Authorized Officer)


                                       /s/ Jerome J. Cain
                                       -------------------------------------
                                       Jerome J. Cain
                                       Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit Number                    Description                  Page Number
- --------------                    -----------                  -----------
    11               Computation of earnings per share               13


    27               Financial data schedule (for SEC use only)      14
