Form 10-Q
period 1996-09-30
INTERNATIONAL LOTTERY INC
filed 1996-11-12
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1996

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

                                 (513) 792-7000
              (Registrant's telephone number, including area code)

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

              Class                             Outstanding at November 11, 1996
-------------------------------                ---------------------------------
Common Stock, $.01 Par Value                            3,210,000 shares

                                  Page 1 of 14
                            Exhibit Index on page 12

                           INTERNATIONAL LOTTERY, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


ITEM                                                                 PAGE
NUMBER   PART I.  FINANCIAL INFORMATION                              NUMBER
  1      Financial Statements:

         Condensed Balance Sheets as of
         September 30, 1996 and December 31, 1995                       3

         Condensed Statements of Operations
         for the three months and nine months
         ended September 30, 1996 and 1995                              4

         Condensed Statements of Cash Flows
         for the nine months ended September 30, 1996 and 1995          5

         Notes to Condensed Financial Statements                        6

  2      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7 - 9

         PART II.  OTHER INFORMATION

  6      Exhibits and Reports on Form 8-K                              10

         SIGNATURES                                                    11

         Exhibit Index                                                 12

                          PART I. FINANCIAL INFORMATION

                           INTERNATIONAL LOTTERY, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


 ASSETS                                                                                    September 30, 1996      December 31,1995
                                                                                           ------------------      ----------------
Current assets:
    Cash                                                                                      $    103,742            $        360
    Accounts receivable, less allowance for doubtful accounts of $146,614
          in 1996 and $101,613 in 1995                                                           2,957,932               3,824,442
    Inventories                                                                                  4,456,187               4,481,156
    Prepaid expenses                                                                               199,936                 337,406
                                                                                              ------------            ------------
                              Total current assets                                               7,717,797               8,643,364
Property and equipment:
    Leased machines                                                                             19,496,385              16,968,351
    Machinery and equipment                                                                        285,420                 261,273
    Building and improvements                                                                      195,225                 195,225
    Furniture and fixtures                                                                          47,585                  45,724
                                                                                              ------------            ------------
                                                                                                20,024,615              17,470,573
    Less accumulated depreciation and amortization                                               9,127,421               6,363,587
                                                                                              ------------            ------------
                                                                                                10,897,194              11,106,986

Product development rights, net of accumulated amortization of $421,666 in 1996
and $366,664 in 1995                                                                               678,334                 733,336
                                                                                              ------------            ------------
                                                                                              $ 19,293,325            $ 20,483,686
                                                                                              ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                             $  5,757,134            $  8,551,156
    Current installments of long-term debt                                                           5,039                   4,659

    Accounts payable                                                                             1,050,377               1,024,501
    Accounts payable - related party                                                               392,912                     113
    Accrued expenses                                                                               964,670                 861,316
    Income taxes payable                                                                           194,750                    --
                                                                                              ------------            ------------
                                Total current liabilities                                        8,364,882              10,441,745

Long-term debt, excluding current installments                                                       2,194                   5,969
Notes payable, excluding current portion - related parties                                         479,000                 479,000
                                                                                              ------------            ------------

                                 Total liabilities                                               8,846,076              10,926,714
Series A preferred stock, $.01 par value, 20,000,000 shares authorized,
1,335,000 issued and outstanding                                                                 1,335,000               1,335,000

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
   shares issued and outstanding at September 30, 1996 and December 31, 1995                        32,100                  32,100
    Additional paid-in capital                                                                  10,376,017              10,376,017
    Accumulated deficit                                                                         (1,295,868)             (2,186,145)
                                                                                              ------------            ------------
                                Total stockholders' equity                                       9,112,249               8,221,972
                                                                                              ------------            ------------
                                                                                              $ 19,293,325            $ 20,483,686
                                                                                              ============            ============


            See accompanying notes to condensed financial statements

                           INTERNATIONAL LOTTERY, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                      ------------------                   -----------------
Revenues:                                          1996               1995               1996               1995
                                               ------------       ------------       ------------       ------------
     Machine and parts sales                   $    760,268       $  3,756,259       $  4,495,414       $  6,510,348
     Machine leases                               2,989,383          2,370,103          8,571,833          6,518,210
     Other                                          339,179            115,794            888,998            312,267
                                               ------------       ------------       ------------       ------------
                                                  4,088,830          6,242,156         13,956,245         13,340,825
Cost of revenues                                  2,697,071          4,357,395          9,442,337          8,991,485
                                               ------------       ------------       ------------       ------------
     Gross margin                                 1,391,759          1,884,761          4,513,908          4,349,340
Operating expenses:
     Selling, general, and administrative           759,774            908,658          2,514,223          2,534,642
        expenses
     Research and development costs                 120,248             20,497            345,515             83,958
                                               ------------       ------------       ------------       ------------
        Total operating expenses                    880,022            929,155          2,859,738          2,618,600
                                               ------------       ------------       ------------       ------------
        Operating income                            511,737            955,606          1,654,170          1,730,740
Other income  (expense):
     Interest expense                              (135,000)          (206,953)          (517,757)          (480,073)
     Interest income                                  2,237                792              9,864             10,168
                                               ------------       ------------       ------------       ------------
                                                   (132,763)          (206,161)          (507,893)          (469,905)
                                               ------------       ------------       ------------       ------------
     Income before income taxes                     378,974            749,445          1,146,277          1,260,835
Income taxes                                         90,500               --              256,000               --
                                               ------------       ------------       ------------       ------------
     Net income                                $    288,474       $    749,445       $    890,277       $  1,260,835
                                               ============       ============       ============       ============
     Net income per share                      $        .09       $        .23       $        .28       $        .39
                                               ============       ============       ============       ============


           See accompanying notes to condensed financial statements.

                           INTERNATIONAL LOTTERY, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                -----------------
                                                                              1996              1995
                                                                           -----------       -----------
Cash flows from operating activities:
    Net income                                                             $   890,277       $ 1,260,835
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization                                            2,818,836         2,097,500
    (Increase)/decrease in accounts receivable                                 866,510        (4,045,023)
    (Increase)/decrease in inventories                                          24,969        (1,351,505)
    (Increase)/decrease in prepaid expenses                                    137,470          (121,346)
    Increase in accounts payable                                                25,876         2,272,617
    Increase in accounts payable - related party                               392,799           151,311
    Increase in accrued expenses                                               103,354           186,706
    Increase in income taxes payable                                           194,750              --
                                                                           -----------       -----------
                Net cash provided by operating activities                    5,454,841           451,095
                                                                           -----------       -----------

Cash flows from investing activities:
    Cost of leased machines                                                 (2,528,034)       (3,519,800)
    Purchases of property and equipment                                        (26,008)          (86,242)
    Redemption of collateral bonds                                                --             250,000
                                                                           -----------       -----------
                   Net cash used in investing activities                    (2,554,042)       (3,356,042)
                                                                           -----------       -----------

Cash flows from financing activities:
   (Repayment of)/proceeds from  notes payable, net                         (2,794,022)        4,237,867
   Proceeds from long-term debt                                                   --                --
   Repayment of long-term debt                                                  (3,395)       (1,316,776)
   Proceeds from  notes payable-related parties, net                              --            (111,500)
Net proceeds from issuance of common stock
                                                                           -----------       -----------
                 Net cash (used in)/provided by financing activities        (2,797,417)        2,809,591
                                                                           -----------       -----------
   Increase/(decrease) in cash                                                 103,382           (95,356)

   Cash at beginning of year                                                       360            96,316
                                                                           -----------       -----------
   Cash at end of period                                                   $   103,742       $       960
                                                                           ===========       ===========


Supplemental disclosure of cash flow information:
   Interest paid                                                           $   492,691       $   503,799
                                                                           ===========       ===========
   Income taxes paid                                                       $    61,250              --
                                                                           ===========

Non-cash activity (common stock issued for compensation)                          --         $   (68,130)
                                                                                             ===========


            See accompanying notes to condensed financial statements

                           INTERNATIONAL LOTTERY, INC.

                     Notes to Condensed Financial Statements

Basis of Presentation

         The accounting and reporting policies of International Lottery, Inc. conform to generally accepted accounting principles. The financial statements for the three months and nine months ended September 30, 1996 and 1995 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

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

         As of September 30, 1996, the Company had sold or leased over 10,000 ITVMs under agreements with sixteen different lotteries, their licensees or contractors, and had sold or leased 274 PCDMs to eighteen vendors of prepaid long distance telephone calling cards. Additionally, lotteries in seven states and eight foreign jurisdictions, as well as eight vendors of prepaid telephone calling cards, are either testing or have requested the Company to provide ITVMs or PCDMs for testing.

RESULTS OF OPERATIONS

         The Company's revenues decreased 34% to $4,088,830 from $6,242,156 for the three months ended September 30, 1996 and 1995, respectively, and revenues increased 5% to $ 13,956,245 from $ 13,340,825 for the nine months ended September 30, 1996 and 1995, respectively. Revenues from sales of ITVMs and PCDMs decreased 80% to $760,268 from $3,756,259 for the three months ended September 30,1996 and 1995, respectively, while revenues from sales decreased by 31% to $4,495,414 from $6,510,348 for the nine months ended September 30, 1996 and 1995, respectively. Units sold were 155 and 1,067 for the three months, and 1,015 and 1,374 for the nine months, ended September 30, 1996 and 1995, respectively. The decrease in revenues from sales is primarily the result of the number and types of units sold rather than a change in unit pricing. The decrease in the number of units sold in the three months and nine months ended September 30, 1996, is due to completion of shipments of sales contracts rather than the loss of any contracts. Revenues from leases increased by 26% to $ 2,989,383 from $ 2,370,103 for the three months, and by 32% to $ 8,571,833 from
$ 6,518,210 for the nine months, ended September 30,1996 and 1995, respectively. The increase in lease revenues results from the increase to 5,836 ITVMs and PCDMs under lease at September 30, 1996 as compared to 4,583 ITVMs and PCDMs under lease at September 30, 1995. Lease revenues represented 73% and 38% of the total revenues for the three months, and 61% and 49% of total revenues for the nine months, ended September 30, 1996 and 1995, respectively. The increase in lease revenues is primarily the result of the total units deployed under leases rather than an increase in unit pricing. The increase in the number of units under lease at September 30, 1996 is due to additional deployments under existing contracts and initial deployments under new contracts.

         Cost of revenues decreased 38% to $2,697,071 from $4,357,395 for the three months, and increased by 5% to $ 9,442,337 from $8,991,485 for the nine months, ended September 30, 1996 and 1995, respectively. Depreciation charged to cost of revenues increased by 32% to $ 970,933 from $ 733,219 for the three months, and by 36% to $ 2,725,971 from $ 1,999,430 for the nine months, ended September 30, 1996 and 1995, respectively. Service and installation costs increased by 41% to $ 1,068,483 from $ 758,948 for the three months, and by 62% to $ 2,938,092 from $ 1,811,432 for the nine months, ended September 30, 1996 and 1995, respectively, primarily due to the increase in the number of ITVMs and PCDMs deployed rather than an incremental cost per machine. Expressed as a percentage of total revenues, cost of revenues decreased to 66% from 70% for the three months, and remained constant at 68% for the nine months, ended September 30, 1996 and 1995, respectively.

         Selling, general, and administrative expenses decreased by 16% to $ 759,774 from $908,658 for the three months, and by 1% to $ 2,514,223 from $ 2,534,642 for the nine months, ended September 30, 1996 and 1995, respectively. Higher selling activity as the Company seeks to improve its position in existing markets and establish its position in new markets was the most significant reason for an increase in expenses. These increases were offset, by a decrease in professional fees as compared to 1995 when the Company was involved in merger negotiations, and management's control of expenses levels.

         Net interest expense decreased by 36% to $ 132,763 from $ 206,161 for the three months, and increased by 8% to $ 507,893 from $469,905 for the nine months, ended September 30, 1996 and 1995, respectively. The decrease in net interest expense for the three months ended September 30, 1996, reflect the lower amount of debt outstanding during the three months in 1996 as compared to the same period in 1995. The increase in net interest expense for the nine months ended September 30, 1996 as compared to the same period in 1995, reflects the higher average balance due on loans in 1996. Interest rates charged to the Company remained relatively stable throughout the periods.

          Net income before provision for taxes on income decreased by 49% to $ 378,974 from $ 749,445 for the three months, and by 9% to $ 1,146,277 from $1,260,835 for the nine months, ended September 30, 1996 and 1995, respectively. The decrease results primarily from the change in the mix of sales and lease revenues.

         Net income decreased by 70% to $ 228,474 from $ 749,445 for the three months, and by 29% to $ 890,277 from $ 1,260,835 for the nine months, ended September 30, 1996 and 1995, respectively. The results for both periods reflect the impact of provision for taxes on income in 1996 which was not required in 1995 as sufficient net operating loss carry-forwards were available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales arrangements. At September 30, 1996 the Company had a total of 5,836 ITVMs and PCDMs deployed under leases as compared to 4,583 ITVMs at September 30, 1995.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Princeton Capital Finance Company ("PCFC") entered into as of September 21, 1995. Net cash provided by operations for the nine months ended September 30, 1996 and 1995 was $ 5,454,841 and $ 451,095, respectively. The increase for the first nine months of 1996 as compared to the same period in 1995 reflects the increased depreciation charged to operations, and a reduction in receivables and inventories, offset by the decreased income of the Company. The reduction in receivables in the first nine months of 1996 is the result of collections of amounts owed from sales during the fourth quarter of 1995 and the first six months of 1996.

         The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first nine months of 1995. Net cash used in investing activities was $ 2,554,042 and $ 3,356,042 for the nine months ended September 30, 1996 and 1995, respectively. The reduction resulted from the decrease of 393 to 764 ITVMs and PCDMs deployed under leases in the first nine months of 1996 as compared to 1,157 ITVMs and PCDMs deployed in the first nine months of 1995. Net cash used in financing activities was $ 2,797,417 for the nine months ended September 30, 1996 as compared to $ 2,809,591 provided by financing activities for the nine months ended September 30, 1995.

         The Company's working capital deficit decreased by $ 1,515,296 to $ 647,085 at September 30, 1996 as compared to a deficit of $1,798,381 at December 31, 1995. The reduction in the working capital deficit at September 30, 1996 as compared to the deficit at December 31, 1995 resulted from a decrease in current liabilities, primarily a reduction in current notes payable, offset by a reduction in current assets, primarily the reduction in accounts receivable. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. This classification reflects the demand clause of the specific notes rather than the three year term of the revolving credit line.

         At September 30, 1996, the Company was indebted to PCFC in the aggregate principal amount of $ 5,757,134 and had $ 6,742,866 available under this credit facility.

CURRENT DEVELOPMENTS

         On September 25, 1996 the Company was informed that it was the highest ranked respondent to a request for proposal to provide ITVMs to the Florida Lottery. As a result of this selection, the Company will provide the ITVMs to the Florida Lottery upon the successful completion of contract negotiations and background investigations.

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Exhibit 11 - Computation of earnings per share
         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERNATIONAL LOTTERY, INC.
                                                       (Registrant)



Date: November 11, 1996                 /s/ L. Rogers Wells, Jr.
                                        --------------------------------------
                                        L. Rogers Wells, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


                                        /s/ Jerome J. Cain
                                        --------------------------------------
                                        Jerome J. Cain
                                        Chief Financial and Accounting Officer

                                  EXHIBIT INDEX


Exhibit Number                Description                        Page Number
--------------                -----------                        -----------


         11           Computation of earnings per share               13


         27           Financial data schedule (for SEC use only)      14