Form 10-K405
period 1996-12-31
INTERNATIONAL LOTTERY INC
filed 1997-03-31
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                   For the Fiscal Year Ended December 31, 1996


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period From ____ to ____

                         COMMISSION FILE NUMBER 1-12986

                           INTERNATIONAL LOTTERY, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                        31-1297916
(State of incorporation)                             (I.R.S. Employer
                                                   Identification Number)

                     6665 CREEK ROAD, CINCINNATI, OHIO 45242
          (Address of principal executive offices, including zip code)

                                 (513) 792-7000
              (Registrant's telephone number, including area code)

                                  ------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
----------------------------           -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                   AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

                                  ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 25, 1997 was $9,128,125. There were 3,210,000 shares of Common Stock outstanding as of March 25, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the Registrant's 1996 Annual Report are incorporated by reference in
Part II hereof. Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 8, 1997 are incorporated by reference in Part III hereof.

                           INTERNATIONAL LOTTERY, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

Item                                                                                                    Page
Number                                                                                                 Number
------                                                                                                 ------
                                                  PART I
  1.    Business ......................................................................................   3

  2.    Properties ....................................................................................  23

  3.    Legal Proceedings .............................................................................  24

  4.    Submission of Matters to a Vote of Security Holders ...........................................  25

  4(A). Executive Officers of the Registrant ..........................................................  25

                                                  PART II

  5.    Market for Registrant's Common Equity and Related Stockholder Matters .........................  27

  6.    Selected Financial Data .......................................................................  27

  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .........  27

  8.    Financial Statements and Supplementary Data ...................................................  27

  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........  28

                                                 PART III

 10.    Directors and Executive Officers of the Registrant ............................................  28

 11.    Executive Compensation ........................................................................  28

 12.    Security Ownership of Certain Beneficial Owners and Management ................................  28

 13.    Certain Relationships and Related Transactions ................................................  28

                                                 PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................  29

                                      SIGNATURES ......................................................  35

                                      INDEX OF FINANCIAL STATEMENT SCHEDULES .......................... S-1

                                      INDEX OF EXHIBITS ............................................... E-1

                                     PART I

ITEM 1. BUSINESS
----------------
General

         International Lottery, Inc. (the "Company") is engaged primarily in the design, manufacture, sale, lease and service of instant winner lottery ticket vending machines ("ITVMs"). ITVMs are used by public lotteries operated by states and foreign public entities to dispense instant winner lottery tickets primarily in retail locations such as supermarkets and convenience stores. An instant lottery commonly is played by players scratching off a latex coating from a pre-printed ticket or tearing pull-tabs from a pre-printed ticket to determine the outcome of the game. The Company's ITVMs dispense instant lottery tickets without the assistance of an employee of the lottery instant ticket retailer or agent, thereby permitting the retailer or agent to sell tickets without disrupting the normal duties of its employees.

         The Company's ITVMs dispense scratch-off instant lottery tickets using a dispensing process that incorporates the Company's patented "burster technology." The Company believes that this burster technology is superior to any other ITVM scratch-off dispensing technology on the market and considers it to be a key to its marketing efforts and the ITVM procurement decisions of the various lotteries. The Company is unaware of any competitor that incorporates a substantially equivalent or superior scratch-off dispensing mechanism in its ITVMs. To dispense pull-tab instant lottery tickets, the Company has developed an ITVM that incorporates a patented dispensing technology which is different than the burster technology but that is also believed by the Company to be superior to any other currently available pull-tab dispensing technology. ITVMs that dispense pull-tab tickets are sometimes referred to herein as "pull tab vending machines" or "PTVMs." The term "ITVM" includes both scratch-off vending machines and PTVMs unless the context indicates otherwise.

         As of December 31, 1996, the Company had sold or leased 10,523 ITVMs under agreements with 16 different state lotteries and three foreign jurisdictions, or their licensees or contractors. The Company has been awarded contracts to provide ITVMs for nine of the last ten state lotteries that have requested bid proposals and was the recipient of all domestic ITVM contracts that were awarded in 1995 and four of the five domestic ITVM contracts that were awarded in 1996. Additionally, lotteries in eight states and eight foreign jurisdictions currently are testing the Company's ITVMs or have requested the Company to provide ITVMs for testing.

         The Company continually seeks to enhance its existing product lines and develop new products. The Company has developed a prepaid phone card dispensing machine ("PCDM") that enables providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations without the assistance of an employee of the retailer. The dispensing process used in the Company's PCDM incorporates the same patented technology used in the Company's PTVM, and the Company believes that this dispensing technology is superior to any other PCDM dispensing technology on the market. Sales of the Company's PCDMs began in the latter part of 1995, and as of December 31, 1996, the Company had sold or leased a total of 318 PCDMs. PCDM revenues in 1995 and 1996 represented 2.2% and 2.0% of total revenues, respectively.

         The Company was incorporated on February 20, 1990 under the laws of Ohio and was reincorporated under the laws of Delaware on March 18, 1994. In April 1994, the Company completed an initial public offering of Common Stock, and the Company's Common Stock now trades on the American Stock Exchange under the symbol "ILI."

         The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions used in this report are intended to identify forward-looking statements, although this report also contains other forward-looking statements. Any forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, continued acceptance of the Company's products and services in the marketplace, competitive factors, new products and technological changes, dependence upon third party vendors, a limited number of customers, political and other uncertainties related to customer purchases, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission.

INDUSTRY OVERVIEW

         ITVMs
         ------

         The popularity and success of lotteries has increased worldwide in recent years, and the popularity of instant lotteries has increased at a rate that is greater than that of lotteries generally. Currently 37 states and the District of Columbia operate lotteries as compared to 29 states as of June 30, 1989, and 37 states and the District of Columbia currently operate instant lotteries as compared to 28 states as of June 30, 1989. The Company believes that factors contributing to the rapid growth in the popularity and success of instant ticket games, which now comprise 43% of total lottery sales in the United States as compared to 24% in 1989, include more sophisticated marketing techniques, the introduction of new state instant ticket lotteries, a broader appeal among lottery consumers and increased technological advances in the distribution of instant tickets.

         ITVMs were first deployed to serve the instant lottery market in 1991, and the market for ITVMs has grown rapidly in subsequent years. The number of installed ITVMs has increased from approximately 900 in 2 states in 1991 to approximately 23,000 in 26 states, the District of Columbia and 3 foreign jurisdictions as of December 31, 1996. Eight states and eight foreign jurisdictions currently are testing or preparing to test ITVMs in the field, and the Company believes that several other states and foreign jurisdictions are considering the use of ITVMs. Additionally, because states that utilize ITVMs typically introduce the ITVMs into the instant ticket distribution system in stages (preferring to test retail reception to a limited initial deployment of ITVMs before fully committing funds to the deployment of a significantly larger number of ITVMs), the Company believes that states currently utilizing ITVMs represent a growing market for the Company's ITVMs.

         Although the Company believes that sales of instant lottery tickets and the use of ITVMs will continue to increase, any decline in the popularity of instant lottery games or in the market acceptance of ITVMs, as well as any other event that results in a decrease in leasing or purchasing ITVMs by lotteries, would have a material adverse effect on the Company. The Company's ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITVMs, orders for additional ITVMs by the lotteries that currently utilize ITVMs, the implementation of programs that use ITVMs to distribute tickets in the 11 additional states as well as foreign jurisdictions that have instant ticket lotteries, and the approval of lotteries by the remaining states and foreign jurisdictions. Future orders of ITVMs by lotteries will depend in large part on continued market acceptance of ITVMs, of which there can be no assurance. Accordingly, there can be no assurance that any significant number of jurisdictions will implement or expand lottery programs that utilize ITVMs.

         PCDMs
         -----
         Like instant lottery tickets, the use of prepaid telephone calling cards also has grown significantly in the past few years. Prepaid telephone calling cards enable callers to make long distance calls at rates that typically are lower than the rates ordinarily charged for credit card or collect long distance telephone calls. This factor, together with the usage control that results from the pre-established value of the card, is perceived as a distinct value of the card and is believed to be responsible for the popularity of prepaid telephone calling cards.

         The use of PCDMs as a method of distribution of prepaid telephone calling cards has paralleled the market acceptance of the card. PCDMs are now being used successfully to sell prepaid telephone calling cards in truck stops, military bases, convenience stores, airports, and numerous other types of retail locations. The Company believes that the sale of prepaid long distance calling cards and the use of PCDMs are in the very early stages of market development in the United States and anticipates the continued development of the market. However, any decline in the popularity of prepaid telephone calling cards or in the market acceptance of PCDMs would limit the Company's ability to generate revenues and earnings from its PCDM. There can be no assurance that the Company will be able to develop successfully the market for its PCDMs.

BUSINESS STRATEGY

         The Company's business strategy involves the following elements:

         - Expansion of the Company's ITVM into new domestic and international markets. Lotteries are becoming increasingly aware of the success of ITVMs in increasing instant ticket revenues, and many domestic and international jurisdictions are currently testing and evaluating ITVMs. In the United States, the Company currently is testing or preparing for testing of ITVMs for lotteries in Iowa, Kansas, Kentucky, Georgia, Louisiana, Missouri, New York and West Virginia. Internationally, the Company currently is testing ITVMs for lotteries in Argentina, Australia, Brazil, Denmark, Iceland, Ireland, Israel and Norway. The Company plans to expand further into new and existing lottery jurisdictions by expanding its marketing efforts and lowering the cost associated with the procurement of its ITVMs. The Company also intends to continue to aggressively market its ITVM products and services to its existing customers to encourage expanded use of ITVMs in existing distribution systems.

         - PCDM market penetration. The Company has made only an initial and limited penetration of the PCDM market to date, but the Company is actively seeking to become a significant presence in the PCDM market in the United States. The Company believes that its ITVM has a reputation for quality, performance and reliability, and the Company intends to capitalize on this reputation in marketing its PCDM to providers of long distance telephone services. The Company also intends to demonstrate to such providers the advantages which its PCDM affords to the retailers that sell prepaid telephone calling cards, which in turn should lead to increased sales of prepaid calling cards by such providers. To this end, the Company is working closely with several providers of long distance telephone service to expand the use of PCDMs in the distribution of prepaid telephone calling cards. Eight such providers are currently testing or preparing to test the Company's PCDM. The Company also intends to aggressively market its PCDM products to its existing customers and to expand its marketing efforts to both the providers and resellers of long distance services, as well as to market its PDCMs to retailers of prepaid telephone cards.

         -        Continued product innovation and technological advances.
                  Management believes that the Company's products are more technologically advanced than the products of its competitors and that the technological superiority of the Company's ITVM is a principal reason for its success to date. To further expand the Company's market opportunities, the Company continually seeks to enhance its existing products and develop complementary products that offer the superior operating performance of its ITVMs and PCDMs. For example, the Company has developed what it believes to be the smallest footprint six and twelve bin ITVMs in the marketplace. The Company believes that these ITVMs will be attractive to lotteries primarily because of their small footprint, which will enable lotteries to deploy them in lottery locations where space and other considerations often have prohibited the installation of the Company's eight-game ITVMs. The Company has also redesigned its eight game ITVM, reducing the width of the cabinet by 34% to 21". The Company believes that this design addresses the space considerations of lotteries and retailers. In 1995, the Company developed an ITVM that incorporates both the burster technology and the pull-tab dispensing technology in one cabinet, thus enabling lotteries that market both types of instant ticket games to merchandise the games in one ITVM. Additionally, the Company's ITVMs may be purchased with an on-line communications system that allows lotteries to gather sales data at any time from, and communicate directly with, ITVMs located throughout the lottery's jurisdiction.

         - Manufacturing efficiencies. The Company continually seeks to enhance its manufacturing operations to improve its gross margins and overall profitability. The Company believes that through design refinements and continued higher production volumes, it will continue to achieve lower manufacturing costs by receiving more favorable terms from vendors.

         - Develop dispensing devices for other markets. The Company intends to expand its existing product lines by developing new dispensing devices for markets other than lotteries. For example, the Company is developing and testing a device which dispenses stored value "smart" cards for possible use by the financial services industry to the extent that consumer use of smart cards develops in the future.

PRODUCTS

         The ITVM
         --------

         In 1987, the Company's President, Edmund F. Turek, developed the technology for what the Company believes to be the first automated ITVM. This burster dispensing technology is a key component of the Company's ITVM for scratch-off instant lottery tickets and is protected by a patent that the Company acquired from Mr. Turek's family-owned corporation. See "Patents, Trademarks, and Copyrights" below.

         The Company's ITVMs automatically dispense instant lottery tickets upon payment from the user. Unlike the products of some of the Company's competitors, the burster technology in the Company's ITVMs automatically separates one scratch-off instant ticket from another along the perforations between tickets to help prevent tearing of the tickets or scarring of the latex on the tickets. The Company's burster technology, which the Company believes to be the most technologically advanced scratch-off dispensing system in the ITVM industry, also enables the Company's ITVM to dispense and account for virtually any known type of scratch-off instant lottery ticket, allowing the use of a wide range of sizes, shapes, paper stocks or perforations, without the intervention of a lottery retailer or agent. This feature allows lotteries to purchase virtually any known type of scratch-off instant ticket from their instant ticket manufacturer without having to request from the manufacturer major alterations in the ticket perforations. For example, the Company's ITVM, unlike the products of the Company's competitors, can dispense recyclable scratch-off tickets without tearing or scarring the tickets. The Company believes that lotteries will increasingly require the use of recyclable tickets in their ITVMs. This feature also is particularly beneficial to foreign lottery jurisdictions that may use non-standard sizes, shapes and paper stocks. In addition, the ITVM for scratch-off tickets is faster than manual sales of scratch-off tickets as the ITVM's entire dispensing process is completed in less than 1.5 seconds once the ticket selector button has been pushed.

         The Company's ITVMs for scratch-off tickets have a proven record of reliability. Based on an analysis of actual field service data regarding the dispensing of approximately 55 million scratch-off instant tickets by the Company's ITVMs during a 48 week period, the Company determined that the Mean Time Between Failure of these ITVMs is approximately 3.78 years and that the Mean Time to Repair is approximately 15 minutes. The data indicated that these ITVMs dispense an average of 392,800 scratch-off instant tickets between failures. The Company believes that it has developed an ITVM that has proven to be reliable and that requires less maintenance than the products of its competitors. The Company believes that the reliability of its ITVM and the lower maintenance requirements distinguish the Company's ITVM for scratch-off tickets from those of its competitors. See "Competition" below.

         The Company's ITVMs for scratch-off tickets have the capacity to dispense tickets from one to twelve different bins. Because each bin can dispense tickets of different sizes, paper stocks and price levels, lotteries can sell scratch-off tickets for up to twelve different instant winner games with a single ITVM. The ITVM can accommodate up to 12,000 tickets in the twelve-game unit and can dispense all tickets in the bin without manual intervention. When all of the tickets in a bin have been dispensed, tickets can be easily reloaded by an employee of the retailer or agent. This is in contrast to the products of the Company's competitors, which the Company believes require the retailer or other agent to tape the last few tickets in each bin to the next pack of tickets provided by the retailer or other agent. The ability of the Company's ITVM to dispense every ticket in each bin not only facilitates the ticket reloading process but also enhances the accuracy of the inventory and accounting functions.

         All of the Company's ITVMs accept bills in $1, $2, $5, $10 and $20 denominations and, in some applications, accept foreign currency. The size of the Company's ITVMs for scratch-off tickets varies from 69 inches tall, 28 inches wide and 24 inches deep for a twelve-game unit to 19.75 inches tall, 15.5 inches wide and 20.5 inches deep for a countertop unit.

         All models are anchored to the floor or counter. The ITVMs typically are custom designed to meet any color and other appearance specifications that a lottery may desire. All models are Underwriters Laboratory ("UL(R)") listed and Federal Communications Commission ("FCC") approved, which ensures that the ITVM has passed nationally recognized safety standards and stringent requirements designed to preclude machine damage and personal injury due to non-approved components, devices, installation or application. The Company was the first manufacturer of ITVMs to obtain UL(R) listing and FCC approval for its ITVMs.

         Each ITVM is standardized with an information display that provides the player with easy-to-read instructions on how to use the machine and gives the lottery retailer or agent the ability to read sales reports without printing the report. The ITVM can be ordered with a "BETA BRITE(R)" multi-color LED sign mounted on the top of the ITVM which is intended to increase attention to the machine and thereby increase ticket sales. The BETA BRITE(R) sign is programmed at the Company's manufacturing facility and can display any message the lottery may desire. The BETA BRITE(R) also may be programmed by the retailer or agent or can be programmed from the lottery headquarters by utilizing the Company's optional modem communications system. The Company currently is utilizing the BETA BRITE(R) on ITVMs installed throughout Arizona, Colorado, Georgia, Idaho, Indiana, New Hampshire and Rhode Island.

         For security and durability purposes, each of the Company's ITVM cabinets is manufactured with 16 gauge and 11 gauge steel. The surface of the ITVM is coated with durable and fade resistant paints. The display windows are fabricated from a flame resistant, high impact polycarbonate sheet material. This material is shatter resistant, and to date to the knowledge of the Company, none of the Company's installed ITVMs has had a polycarbonate window broken or shattered. Additionally, to the knowledge of the Company, the cabinets have not had any fading, marring, scratching, chipping or rusting. All of the Company's ITVMs are manufactured with high security locks which are coded to prevent unauthorized duplication, and each ITVM is keyed separately, except for ITVMs deployed in Maryland where the Lottery desired a master key system. For further security, each of the Company's bill acceptor units must be accessed with a key unique to the particular acceptor unit.

         All of the Company's ITVMs for scratch-off tickets utilize copyrighted software that can supply up to eleven different reports for accounting and inventory purposes. These reports can provide to the lottery and its retailers or agents a complete summary of daily sales, weekly sales, total sales, sales by game, current status of the machine, inventory of the product currently in the ITVM, the last three transactions of the ITVM and other types of information. The software system allows for a simple diagnostic test to identify any malfunction of the ITVM. The diagnostic mode communicates various information such as ticket size setting, status of electronics, status of each game and other information concerning the system software. The Company's ITVM software system may be programmed to the detail specifications of the specific lottery.

         In 1995, the Company completed the development of a common electronic system to be incorporated in all of the Company's equipment, providing efficiency in development of common software as well as cost efficiencies in acquiring electronic components.

         To dispense pull-tab instant lottery tickets, the Company's PTVM uses the same technology, design and specifications as are incorporated in the Company's PCDM. The Company's PCDM is described in detail below.

         The PCDM
         --------

         Like the Company's ITVM for scratch-off tickets, the key component of the Company's PCDM is the dispensing technology. The Company has the exclusive right to the use of this patented dispensing technology, which it acquired from a company owned by Kazmier J. Kasper, a director of the Company. See "Item 13. Certain Relationships and Related Transactions."

         Similar to the Company's ITVM for scratch-off tickets, the Company's PCDM automatically dispenses prepaid telephone calling cards upon payment from the user. Unlike the products of some of the Company's competitors, the dispenser technology in the Company's PCDMs automatically pulls one prepaid telephone calling card from the bottom of the stack of cards without the jamming that is associated with other dispensing processes. The Company's dispensing technology, which the Company believes to be the most technologically advanced dispensing system in the PCDM industry, also enables the Company's PCDM to dispense and account for virtually any known thickness of calling card without the intervention of the retailer. In addition, the PCDM is faster than manual sales of prepaid telephone calling cards as the PCDM's entire dispensing process is completed in less than 3 seconds once the selector button has been pushed.

         The Company's PCDMs have the capacity to dispense cards from two to six different bins. The PCDM can accommodate up to 2,400 cards in the six bin unit and can dispense all prepaid telephone calling cards in the bin without manual intervention. When all of the cards in a bin have been dispensed, cards easily can be reloaded by an employee of the retailer. The ability of the Company's PCDM to dispense every card in each bin not only facilitates the card reloading process but also enhances the accuracy of the inventory and accounting functions.

         All of the Company's PCDMs accept bills in $1, $2, $5, $10 and $20 denominations and, in some applications, accept foreign currency. The size of the Company's PCDMs varies from 66 inches tall, 26 inches wide and 19 inches deep for a 6-bin dispenser unit to 22 inches tall, 14 inches wide and 10 inches deep for a countertop unit. All models are anchored to the floor or counter, except that the two bin model may be mounted on an optional pedestal. All models are UL(R) listed and FCC approved. Each PCDM is standardized with an information display that provides the user with easy-to-read instructions on how to use the machine and gives the retailer the ability to read sales reports without printing the report.

         For security and durability purposes, each of the Company's PCDM cabinets is manufactured with 16 gauge and 11 gauge steel. The surface of the ITVM is coated with durable and fade resistant paints. The display windows are fabricated from a flame resistant, high impact polycarbonate sheet material. To the knowledge of the Company, the cabinets have not had any fading, marring, scratching, chipping or rusting. All of the Company's PCDMs are manufactured with high security locks that are coded to prevent unauthorized duplication, and each PCDM is keyed separately. For further security, each of the Company's bill acceptor units must be accessed with a key unique to the particular acceptor unit.

         All of the Company's PCDMs utilize copyrighted software that can supply up to nine different reports for accounting and inventory purposes. These reports can provide retailers a complete summary of daily sales, weekly sales, total sales, sales by bin, current status of the machine, inventory of the product currently in the PCDM, the last three transactions of the PCDM and other types of information. The software system allows for a simple diagnostic test to identify any malfunction of the PCDM.

MARKETING AND SALES

         ITVMs
         -----

         The Company markets its ITVMs to both domestic and international lotteries and their licensees or prime contractors. The Company attends lottery and gaming trade shows, maintains personal contact with lottery officials through its sales force of five employees and advertises in trade publications to increase its presence in the lottery industry.

         The focus of the Company's marketing strategy is on the superior performance and reliability of its ITVMs, as well as continued competitive pricing. Information developed through actual field use and product field tests demonstrates that a significant factor in increasing instant ticket sales is the reliability of the ITVM. Increased maintenance visits impair the ITVM "uptime," which in turn reduce ticket sales. The Company believes that its ITVMs, based on actual field performance and product testing, are the most reliable and technologically superior in the industry. Management believes that actual field demonstrations comparing the Company's ITVM with those of its competitors is the Company's best method of marketing. The Company has been awarded contracts to provide ITVMs for nine of the last ten state lotteries that have requested bid proposals and was the recipient of all domestic ITVM contracts that were awarded in 1995 and four of the five domestic ITVM contracts that were awarded in 1996. The Company currently is participating or preparing to participate in 16 tests with domestic or international lotteries.

         The Company's ITVMs require preventive maintenance only twice a year. The ITVM "downtime" resulting from this semi-annual preventive maintenance averages approximately 20 minutes. On the other hand, the Company's principal competitor, On-Point Technology Systems, Inc. ("On-Point"), for example, recommends that preventive maintenance be performed on its ITVMs once a month. All of the Company's existing contracts which require the Company to provide preventive maintenance on its ITVMs provide for semi-annual preventive maintenance except for the Company's contract with the Ohio Lottery, which, at the request of the Ohio Lottery, provides for quarterly preventive maintenance. In each case, the Company is required to provide less preventive maintenance on its ITVMs than On-Point provides on its ITVMs.

         To further increase the likelihood of receiving ITVM orders from lotteries, the Company intends to offer additional and more flexible financing alternatives to the lotteries. The Company believes that many state lotteries, due to budget considerations, cannot afford the high capital costs required to purchase ITVMs. However, if the Company can provide attractive variations of its standard and percentage lease financing options for the lotteries, the lotteries can more affordably deploy ITVMs. The Company believes that these types of financing alternatives will prove to be increasingly popular.

         The Company's ability to generate additional revenues and earnings from deployments of its ITVMs will depend upon continued market acceptance of ITVMs. The Company intends to expand its marketing presence with the retail grocers associations, convenience store operators associations, retail stores at both the corporate and store levels, and other types of corporate or association member entities to familiarize these groups with the Company's ITVM. These retailers are the lotteries' distribution system for all scratch-off and pull-tab lottery tickets, and management believes that increased exposure to lottery retailers will be a significant factor in the Company's ability to expand the market for its lottery products. As the distribution system for all lottery products, lottery retailers may advise the lotteries with regard to such matters as new lottery products, improved marketing strategy and improved product distribution. In many lottery jurisdictions, retailer advisory boards provide input to the lotteries on various issues affecting the lottery. While the lotteries must abide by the established procurement laws of their respective jurisdictions in selecting an ITVM manufacturer, the lotteries may solicit the opinions of the lottery retailers concerning the ITVMs under consideration by the lottery because the retailers are directly affected by the selection decision. The Company believes that retailers' opinions may be a significant factor in a customer's decision regarding which manufacturer's ITVM to deploy in its instant ticket distribution system.

         The Company believes it is the only company in the industry to use a selected group of retailers as a Retailers Advisory Board. This group, which consists of 15 retailers throughout Ohio that utilize the Company's ITVM, meets at various times to provide their opinions to the Company on matters such as new products, improved service techniques, player analysis, lottery trends, expanded merchandising opportunities and any other items that the Advisory Board or the Company believes to be important to the success of the product. Actions resulting from the opinions of Advisory Board members then can be implemented with respect to all jurisdictions.

         The Company will continue to participate in cooperative service arrangements with other lottery suppliers as the lotteries increasingly rely on these types of arrangements. These arrangements allow lotteries to reduce their operating costs while increasing lottery revenues. Additionally, these arrangements allow for a more efficient means for contracting products and services. The Company's ITVMs are deployed in Georgia and West Virginia pursuant to cooperative service arrangements between the Company and Scientific Games, Inc., which is a primary contractor for the Georgia and West Virginia Lotteries, and will be deployed in New Jersey pursuant to a purchase agreement between the Company and GTECH Corporation, which is the on-line supplier to the New Jersey Lottery. Under these arrangements, the Company supplies ITVMs to Scientific Games, Inc. for use in Georgia and West Virginia and will supply ITVMs to GTECH Corporation for use in New Jersey. The Company is responsible for installing, servicing and maintaining the ITVMs in Georgia but is not required to provide preventive maintenance or servicing for the ITVMs supplied for use in West Virginia and New Jersey. Management believes that the deployment of the Company's ITVMs in Georgia, West Virginia and New Jersey resulted in part from the Company's cooperative service arrangements with Scientific Games, Inc. and GTECH Corporation and that such cooperative service arrangements will prove to be increasingly attractive to both domestic and international lotteries in the future.

         PCDMs
         -----
         The Company has been marketing its PCDMs since late 1995 and to date has employed a marketing strategy that is similar to the strategy that it has used successfully to market its ITVMs. The focus of the Company's marketing strategy is on the superior performance and reliability of its PCDMs as well as on competitive pricing. The Company markets its PCDMs to both domestic and international providers of long distance telephone service. The Company attends telecommunications trade shows, maintains personal contact with telecommunications companies through its sales force of two employees and advertises in trade publications to increase its presence in the telecommunications industry.

         The Company's ability to generate additional revenues and earnings from the deployment of its PCDMs will depend upon continued market acceptance of PCDMs. The Company intends to expand its marketing presence with the retail grocers associations, convenience store operators associations, retail stores at both the corporate and store levels, and other types of corporate or association member entities to familiarize these groups with the Company's PCDM. These retailers are the distribution system for prepaid telephone calling cards, and management believes that increased exposure to PCDM retailers will be a significant factor in the Company's ability to expand the market for its PCDM products. To further increase the likelihood of receiving PCDM orders from sellers of prepaid telephone calling cards, the Company intends to offer additional and more flexible financing alternatives.

CONTRACTS

         ITVMs
         -----
         General. The Company's lottery contracts typically are entered into following a competitive bidding process. Once a lottery has determined to utilize ITVMs in its distribution network, the lottery usually will request proposals from ITVM providers. Lotteries within the United States typically follow a procedure whereby the lottery issues a Request for Proposal ("RFP") to determine the contract award for installation of ITVMs. The RFP generally seeks information concerning each company's products, cost of the products or services to be provided, quality of management, experience in the industry and other factors that the lottery may deem material to a contract award. The RFP also may specify product criteria and other qualifications or conditions that must be satisfied, such as UL(R) listing and FCC approval of the ITVM and in-state or minority supplier requirements. Generally, an evaluation committee comprised of key lottery staff members appraise the proposals based on an established point system, and the contract is awarded to the company with the most points.

         The nature of the RFP process varies from jurisdiction to jurisdiction. The length of time that a lottery might take to award a contract can be difficult to predict, and delays in the contract award process are frequent and unpredictable. Additionally, the point system or the weighing of the various points varies from jurisdiction to jurisdiction, which often makes it difficult for the bidding companies to determine the relative importance of the various factors to be considered by the evaluation committee. In certain cases the contract award is challenged by the losing bidder, which can result in protracted legal proceedings for all parties.

         The Company offers lotteries a choice of three types of contracts: (i) Standard Lease Agreements; (ii) Sales Agreements; and (iii) Percentage Lease Agreements. ITVM lease revenues as a percentage of the Company's total revenues were 95.4%, 47.3% and 63.3% in 1994, 1995 and 1996, respectively.

         The Standard Lease Agreements provide that the lottery will pay a fixed monthly price per machine for a specific period of time. These agreements typically specify a number of years for the initial contract term with additional option periods at the election of the lottery. The lottery may award a separate service contract for the maintenance of the machines, incorporate the cost of service into the established monthly lease price or perform machine service themselves. The lotteries also may select a similar type of arrangement as described above to procure the necessary supply of replacement parts for the ITVMs.

         As noted above, the lease payments provided for in the typical Standard Lease Agreement are fixed in most cases during the term of the agreement, and these agreements typically permit the lottery to order additional ITVMs at any time during the lease term. If the lottery orders a significant number of ITVMs near the end of the lease term, the Company would have to incur significant manufacturing costs but may receive lease payments for only a relatively short period of time through the remainder of the lease term. However, the Company believes that it is more likely that the lottery would elect to extend the lease term rather than return the ITVMs after only a short period of use. Additionally, the Company is unable to pass along to the lottery any increase in its manufacturing and service costs during the term of the typical Standard Lease Agreement. In the case of a Standard Lease Agreement which provides for a short initial term (such as one year) with an option for the lottery to extend the lease term for additional one-year periods, if the lottery does not extend the initial lease term, the Company might incur a loss on the manufacture of the ITVMs leased to the lottery under the initial lease agreement.

         Sales Agreements typically provide that the lottery will buy a certain number of ITVMs over a specific period of time. Under the Sales Agreement, the lottery generally pays for the ITVMs when delivered and has complete ownership of the ITVMs. The lottery usually will contract with a vendor to maintain and service the ITVMs, although some lotteries provide the maintenance and service with their own service staffs. The lottery generally will enter into a parts replacement contract with the vendor for replacement parts.

         Percentage Lease Agreements typically allow the lottery to pay a minimal base fee per month for a designated number of machines. In addition, the lottery pays to the ITVM vendor a percentage of the revenues of each machine. Consequently, any decrease in sales of instant tickets through the Company's ITVMs leased to a lottery under such an agreement could adversely affect the Company's revenues under such an agreement. Generally, under a Percentage Lease Agreement, the vendor is responsible for service, maintenance and parts replacement. Other Percentage Lease Agreements provide for the lease fee to be based upon a percentage of the dollar value sold through the ITVM, with a minimum monthly rental established in the event that sales through an ITVM are low for any given period.

         All types of the ITVM contracts typically contain stringent installation, performance and maintenance requirements. Failure to perform the contract requirements may result in significant liquidated damages or contract termination. The Company has various contract performance standards to which it must adhere. The most rigorous of these performance and maintenance standards are contained in the Company's lease agreement with the Ohio Lottery Commission. Under that agreement, the Company must provide service support to the retailer within two hours of the retailer's call, and the ITVM must be repaired within an additional two hours. The Company also must provide preventive maintenance every three months for each ITVM. To date, the Company has satisfied all of its contractual installation, performance and maintenance requirements and therefore has not had any contracts terminated by any lotteries.

         The Company's lottery contracts also typically require the Company to indemnify the lottery, its officers and retailers for any liabilities arising from the operation of the ITVMs or any services provided by the Company. The Company typically is required to obtain liability insurance, fidelity insurance and performance and litigation bonds to protect itself and the lottery from potential liability. No such indemnification or insurance claims have ever been asserted against the Company.

         The Company's contracts generally have an initial term of one to five years with options to extend the duration of the contracts for periods of between one and five years. The option extensions generally are at the lottery's discretion and are exercised under the same terms and conditions as the original contract. As of December 31, 1996, the initial term of five of the Company's contracts had expired, and in each case, the lottery exercised its option to extend the term. The Company's contracts with lotteries, like most other types of state contracts, typically permit a lottery to terminate the contract upon 30 days written notice for any reason. Upon termination of a lease contract, the lottery would return the leased equipment to the Company. It is uncertain, however, whether the Company would be able to re-lease or sell any ITVMs that may be returned to the Company following the expiration or cancellation of a lease. To date, no lottery has terminated its contract with the Company. Upon termination of a contract, the lottery may award new contracts through a competitive bid process.

         As noted above, the Company believes that 26 states and the District of Columbia utilize ITVMs in some manner as part of their instant ticket distribution system. The Company's ITVMs have been deployed in 16 of those states as well as 3 foreign jurisdictions, and 8 additional states and 8 foreign jurisdictions currently are testing the Company's ITVMs or have requested that the Company provide ITVMs for testing. Set forth below is certain information regarding the Company's contract status and the number of Company ITVMs sold or leased in each of these jurisdictions as of December 31, 1996. All of the Company's existing contracts, except for the contract with the Maryland Lottery, have provisions that allow the lotteries to order additional ITVMs in the future.









                                                                        TYPE OF                NO. OF ITVMS
STATE                      STATUS OF CONTRACT AWARD                     CONTRACT               SOLD OR LEASED
-----                      ------------------------                     --------               --------------
Arizona                    Awarded in October 1993;                     Standard Lease/            222
                           renewed through December 1997,               Maintenance
                           with a one-year renewal
                           option by the lottery

Colorado                   Awarded in June 1996; expires                Standard Lease/            306
                           in June 1998, with two one-year              Maintenance
                           renewal options by the lottery

Georgia (1)                Awarded in May 1993;                         Standard Lease/            502
                           expires in May 1998,                         Maintenance
                           with a subsequent five-
                           year renewal option by the
                           lottery

Idaho                      Purchases made by purchase                   Sales                      155
                           order in May and August 1995
                           and in August 1996

Indiana                    Awarded in July 1995;                        Standard Lease             569
                           expires in October 1997, with
                           two one-year renewal options
                           by the lottery; first renewal
                           option has been exercised

Iowa                       Awarded in August 1994;                      Standard Lease/            531
                           expires in December 1998,                    Maintenance
                           with two one-year renewal
                           options by the lottery

Kentucky                   Awarded in June 1991;                        Sales                      912
                           expires in June 1997,
                           with three subsequent
                           one-year extensions
                           at lottery's option

Maine                      Awarded in July 1995; expires                Standard Lease/            200
                           in July 1998, with two one-year              Maintenance
                           extensions at the
                           lottery's option

Maryland                   Awarded in September 1993;                   Sales/Maintenance          301
                           expires in September 1998

Minnesota                  Awarded in December 1996;                    Standard Lease/            -0-
                           expires three years from                     Maintenance
                           acceptance of each ITVM, with
                           two one-year renewal options
                           by the lottery

New Hampshire              Awarded in August 1994;                      Standard Lease             250
                           expires in June 1997, with
                           one three-year renewal option
                           as mutually agreed

New Jersey (2)             Purchase order received in                   Sales                      -0-
                           December 1996


New York (3)               Awards of purchase contracts                 Sales/                   2,491
                           made in May 1992 and January                 Maintenance/
                           January 1993; deployment                     Standard Lease
                           completed in June 1992 and
                           February 1993, respectively;
                           initial one-year purchase and
                           three-year maintenance contract
                           entered  into in March 1995, with
                           a one-year renewal option by the
                           lottery; initial five-year lease
                           contract awarded in January
                           1997 for up to 1,000 units,
                           with two one-year renewal options

Ohio                       Awarded in January                           Standard Lease/          2,100
                           1992; extended in June 1993 and              Maintenance
                           June 1995; expires in June 1997

Oregon                     Purchase order issued in May 1995            Sales                      500

Rhode Island (4)           Awarded in June 1994;                        Standard Lease/            170
                           renewed through June 1997,                   Maintenance
                           with two one-year renewal options
                           by the lottery

Texas                      Awarded in January 1995;                     Standard Lease/          1,221
                           renewed through February                     Maintenance
                           1998, with a one-year renewal
                           option by the lottery

West Virginia (3)          Awarded in May 1992;                         Sales                       55
                           initial deployment completed in
                           June 1992; additional units
                           deployed in April 1994

Western                    Australia Purchase order received in         Sales                        8
                           May 1995.

Brazil                     Purchase order received in                   Sales                        4
                           October 1996

Barcelona, Spain (5)       Awarded in February 1994;                    Standard Lease              11
                           additional units deployed in
                           October 1995

         Total Sold or Leased                                                                   10,523

--------------------

(1) The Company's contract is for the lease of ITVMs to Scientific Games, Inc., the primary contractor for the Georgia Lottery. In September 1994, the Company and Scientific Games, Inc. agreed to convert the contract from a Percentage Lease Agreement to a Standard Lease Agreement. The Georgia Lottery is currently testing the Company's PTVM.

(2) The Company's contract is for the sale of 200 ITVMs to GTECH Corporation for use by the New Jersey Lottery.

(3) The Company's contract was for the sale of ITVMs to Scientific Games, Inc. for use by the New York and West Virginia Lotteries. The Company is not the sole manufacturer of ITVMs for the New York Lottery. The Company entered into a sales/maintenance contract in March 1995 directly with the New York Lottery, including maintenance of ITVMs previously provided. The West Virginia Lottery also currently is conducting field tests on the Company's PTVM.

(4) Effective October 1, 1995, the Company and the Rhode Island Lottery agreed to convert the contract from a Percentage Lease Agreement to a Standard Lease Agreement.

(5) The Company's contract is with Entitat Autonomas, which provides lottery services to various Spanish lotteries.

                                 --------------

         Information regarding field testing of the Company's ITVMs is set forth in the table below.

STATE/                                                                  NO. OF ITVMS
JURISDICTION                                                              TESTING
------------                                                            ------------
Georgia ...................................................                   10

Iowa ......................................................                    1

Kansas ....................................................                    1

Kentucky (1) ..............................................                    1

Louisiana .................................................                    1

Missouri ..................................................                    1

New York ..................................................                    2

West Virginia .............................................                    7

Total Under Field Tests ...................................                   40
                                                                          ------

     Total ................................................               10,563

----------------------

(1) The Kentucky Lottery Corporation is conducting tests on the Company's combination ITVM/PTVM.

                                 --------------

         Substantially all of the Company's revenues are derived from its contracts with a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. During 1994 and 1995, contracts with the Ohio Lottery, the New York Lottery and Scientific Games, Inc. (the primary contractor for the Georgia Lottery) accounted for 83.3% and 72.9%, respectively, of the Company's revenues, and during 1996, contracts with the New York Lottery, the Ohio Lottery and the Texas Lottery accounted for 67.6% of the Company's revenues. The loss of any of these contracts would have a material adverse impact on the Company's financial condition, business operations and prospects.

         PCDMs
         -----
         Unlike the competitive bidding process applicable to the lotteries' awards of ITVM contracts, purchasers of PCDMs typically do not issue RFPs or otherwise mandate a competitive bidding process. Information regarding the Company and its PCDM, and information regarding a telephone company's product needs and criteria and other qualifications or conditions that must be satisfied, typically is exchanged on a less formal basis in sales presentations and subsequent meetings between representatives of the Company and representatives of the telephone company. Due to the often complex and highly structured organization of some telephone companies, the length of time that a company might take to decide whether to select the Company's PCDM can be difficult to predict and, similar to the lotteries' contract award process, delays in PCDM selection decisions can be frequent and unpredictable.

         Unlike the Company's experience in the ITVM industry in which a lottery typically enters into a lease or sales contract with the successful bidder, most purchasers of the Company's PCDMs to date have ordered PCDMs solely through purchase orders rather than contracts, although two customers entered into a lease agreement for PCDMs. Like contracts with the lotteries, however, these purchase orders may contain stringent installation, performance and service requirements. As of December 31, 1996, the Company had sold 300 PCDMs to 30 customers and had 18 PCDMs under lease to 6 customers.

MANUFACTURING PROCESS

         The manufacturing process consists of purchasing component parts, assembling the ITVMs and PCDMs and then testing the final products. Generally, the Company's machines use components which are built to Company specifications and are available from multiple sources. The Company has a strict policy of product procurement that emphasizes quality, satisfactory inventory of raw materials, and cost. The Company has a primary vendor and secondary suppliers for most of its components, and the Company typically has been able to obtain adequate supplies of required components on a timely basis from its suppliers or, when necessary, from alternative sources of supply. However, certain important components, such as components of the Company's ITVM burster and PCDM dispensing mechanisms and its bill acceptor mechanism, currently are purchased from a single source. The purchase of components from single-source suppliers subjects the Company to certain risks, including the continued availability of suppliers, price increases, potential quality assurance problems and lead time considerations. Because other suppliers exist that can duplicate these components should the Company elect or be forced to use a different supplier, the Company does not believe that any such change in suppliers would result in the termination of a production contract. However, the Company could experience a delay of 30 to 60 days in the production of machines should it elect or be forced to use other suppliers for these components. Such a delay adversely could affect the Company's ability to make timely deliveries of machines and to obtain new contracts. The single-source supplier of certain components of the Company's burster mechanism, PTVM dispensing mechanism and PCDM dispensing mechanism is Algonquin Industries, Inc. Kazmier J. Kasper, a director of the Company, is the President and owner of Algonquin Industries. See "Item 13. Certain Relationships and Related Transactions."

         The Company assembles the components utilizing a core group of manufacturing employees and, on an as needed basis, contracting with an employment agency for appropriately trained manufacturing labor. The use of temporary, contract manufacturing labor gives the Company the flexibility to meet the production schedules required by large orders.

         The Company's Quality Control Department has responsibility for measuring quality levels and overseeing appropriate corrective action in all areas of the business. This includes supplier performance, in-house manufacturing and field performance. The Quality Control Department is responsible for measuring part, operator and assembly quality performance at all stages of the production process, stopping the assembly line or stopping shipments if necessary to assure that quality standards are met. The Quality Control Department also is responsible for measuring vendor product quality and taking appropriate actions, including rejection and disposition of substandard material. The Quality Control Department also is responsible for vendor quality system evaluation and vendor disqualification if necessary to ensure superior product quality.

         The Company's manufacturing facility is located in Cincinnati, Ohio and has the capacity to produce and provide inventory for approximately 250 machines per week. The Company believes that this facility is suitable and adequate for its current and anticipated manufacturing needs at the present time.

RESEARCH AND NEW PRODUCT DEVELOPMENT

         Since its inception, the Company has developed many of the technological advancements used in the ITVM industry. The Company believes that its ITVM was the first to obtain UL(R) listing and FCC approval. The Company also believes that it was the first to (i) manufacture and deliver ITVMs under a lease contract agreement, (ii) offer a "random play" push button selector option through which the ITVM rather than the player randomly selects the game to be played and (iii) receive patent protection for the technology used in its ITVM burster dispensing mechanism.

         The Company currently employs three engineers and two technicians for research and development but currently subcontracts the majority of its research and development projects to independent contractors to reduce costs. The Company's copyrighted software is upgraded continually to meet the different demands of the various lotteries. In many instances, after an ITVM feature has been developed for a specific lottery, it is incorporated into the product line as a standard feature of the machine. The Company retains proprietary rights in all such developments.

         The Company's ITVM may be purchased with an optional modem communication system which allows lotteries to gather sales data from each ITVM on an hourly, daily, weekly or monthly basis, depending on the needs of the customer. This data includes the daily or weekly sales totals and breakdown of these totals by game, including the total tickets sold. The Company currently is developing the software to enable each ITVM equipped with the system to communicate to the host system automatically if there is a malfunction with the ITVM, thus greatly enhancing the Company's ability to provide prompt service for the ITVM. The Company currently is developing the software to enable an ITVM equipped with the system to communicate with the host computer if a ticket bin is empty, which allows the lottery to call the retailer or agent and inform them of the situation. Additionally, by utilizing this system with the optional BETA BRITE(R) message display, the lottery can change the message display on any or all of itS ITVMs.

         The Company has incorporated its patented pull-tab lottery ticket dispensing mechanism into a combination ITVM which also contains the Company's patented burster mechanism. The Company currently has six combination ITVMs under lease to the Iowa Lottery. The pull-tab dispensing mechanism also has been incorporated into the Company's PCDMs, and the Company believes that the ability of the mechanism to dispense a variety of thicknesses of prepaid telephone calling cards significantly differentiates the Company's PCDMs from those of its competitors.

         In an effort to expand its product lines into new markets, the Company is developing and testing a device which dispenses stored value "smart cards." This product may be marketed in the future to the financial services industry to the extent that consumer use of smart cards develops in the future.

         Research and development expenditures were $92,817, $145,310 and $665,449 for 1994, 1995, and 1996, respectively. The Company expects that its research and development efforts for the foreseeable future will be conducted by both Company employees and independent contractors.

CUSTOMER SERVICE AND PRODUCT REPAIR

         Typically, the Company or its subcontractors install and service the machines purchased or leased by the Company's customers. The Company also provides maintenance of the ITVMs leased or sold to certain lotteries. Additionally, the Company provides part replacement, repair and technical services for various customers that have leased or purchased the Company's ITVMs and PCDMs. Service is provided to the retailers by the Company's staff of trained service technicians and dispatchers after a customer's representative informs the Company of the problem via the Company's toll-free telephone service line. The service dispatcher either resolves the matter over the telephone or immediately dispatches one of the Company's service technicians to the machine's location. The modular design and manufacturing standards of the Company's machines enable the Company to conduct any necessary repairs and maintenance quickly and efficiently. The Company estimates that meantime for all repairs is less than 15 minutes after the Company's service technician arrives at the machine's location.

         The most rigorous ITVM maintenance standards are contained in the Company's lease agreement with the Ohio Lottery. Under that agreement, the Company must provide support service to the retailer within two hours of the retailer's call, and the ITVM must be repaired within an additional two hours. The Company also must provide preventive maintenance every three months for each ITVM. The Company maintains a staff of twelve service technicians for the Ohio ITVMs from 8:00 a.m. to 6:00 p.m., six days a week.

         The Company believes, based on actual data collected from various customers that have installed the Company's ITVMs and PCDMs, that the Company's machines have experienced substantially fewer mechanical problems and machine failures than machines currently sold by other industry participants. The Company also believes that the superior performance of its ITVMs and PCDMs will assist in the increased acceptance of these products among lotteries and providers of long distance telephone service.

         The Company generally grants a 360-day repair or replacement warranty covering all parts and components of its machines. However, the warranty period may vary depending on the bid specifications. In certain circumstances the Company may warrant the product for the complete life of the contract. In these instances the contract generally will be a lease with the Company retaining ownership of the machine. Provisions for estimated warranty costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. See Note 1 of Notes to Financial Statements contained in the Company's 1996 Annual Report, which is filed as Exhibit 13 to this report.

PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company currently has four U.S. patents and one pending patent application relating to its ITVMs and has filed a disclosure document with the United States Patent and Trademark Office ("PTO"), all as described below.

         The Company owns by assignment U.S. Patent No. 4,982,337 entitled "System for Distributing Lottery Tickets." The assignment is recorded at the PTO. This patent is for the Company's burster technology, which is the key component of the Company's ITVM. The patent expires no later than December 31, 2007. The Company believes this patent is essential to the Company's business. Additionally, the Company has developed an improvement to the burster technology disclosed in this patent and has a patent application pending with the PTO on this improvement.

         The Company was issued U.S. Patent No. 5,330,185 on July 19, 1994 for the "Method and Apparatus for Random Play of Lottery Games." This patent expires no later than March 30, 2013 and has been assigned to the Company, and the assignment is recorded at the PTO. The technology disclosed in this patent allows a lottery game user to select a random play button as opposed to selecting a specific game of a multiple game ITVM. Once the random play button is pressed, the ITVM selects the game to be played based upon a random number generation algorithm, thereby adding another element of chance to the lottery ticket purchase. The Company believes that this patent gives the Company a competitive advantage over other manufacturers that do not have ITVMs with similar capabilities. The patent for the random play feature is considered important but not essential to the Company's business.

         The Company was issued U.S. Patent No. 5,472,247 on December 5, 1995, for a "Multi-Point High Security Locking Mechanism for Lottery Machines." This patent expires no later than July 18, 2014 and has been assigned to the Company, and the assignment is recorded at the PTO. Because of the threat of break-in and theft of cash and lottery tickets contained within the ITVMs, the machines must be secured against unauthorized break-in or theft. The technology disclosed in this patent is a locking mechanism which provides a number of resistance points, all of which function to impede the unauthorized opening of a door located on the chassis of the Company's ITVM. The patent for the multi-point, high security locking mechanism is considered important but not essential to the Company's business.

         The Company was issued U.S. Design Patent No. 376,621 on December 17, 1996 for the Company's double-game countertop ITVM. This patent expires no later than December 17, 2010 and has been assigned to the Company, and the assignment is recorded at the PTO. The Company believes that this patent is important but not essential to the Company's business.

         The Company has submitted an Information Disclosure Document to the PTO for the purpose of identifying technology relating to its "Software Release Control and Data Security for ITVMs." The technology allows secure remote transmission of software updates and operations data between the ITVM and the Company or the respective lottery. The invention also includes a key management system to control the keys used to encrypt data sent to and decrypt the data received at the ITVM. The Disclosure Document was filed on April 28, 1993.

         The dispensing technology used in the Company's PTVM and PCDM was developed by Algonquin Industries, Inc. and is licensed to the Company pursuant to an exclusive license agreement with Algonquin Industries. Algonquin Industries has been granted U.S. Patent No. 5,335,822 for this mechanism. Under the terms of the license agreement, the Company is the sole entity entitled to use this technology on its ITVMs. See "Item 13. Certain Relationships and Related Transactions."

         The Company currently uses operating software to perform all functions required to dispense and account for instant lottery tickets and prepaid telephone calling cards. This software is a stand-alone program which does not require any other software to operate. The software is designed to allow updates to be made quickly and inexpensively. The software was designed by Future Designs, a subcontractor to the Company, and employees of the Company. Future Designs has assigned all of its right, title and interest in and to the software to the Company. The Company intends to continue to develop software using both employees and subcontractors who agree to assign the copyright to developed software to the Company.

         The Company has obtained federal registration in the United States of the following trademarks: INTERLOTT, INTERLOTT and design, and INSTANT SUCCESS. The Company also has obtained registration of the trademark INTERLOTT in Benelux, Hungary, Mexico and Spain. The Company does not deem the trademarks to be critical to the future of its business.

         The Company enforces a policy requiring all of its employees and subcontractors to execute confidentiality and proprietary rights agreements at the commencement of their employment or contract for service with the Company. The agreements generally provide that all inventions or discoveries and all confidential information developed or made known to the employees or subcontractors during the term of their employment or contract for service will be assigned to the Company and will be kept confidential and not disclosed to third parties.

         There can be no assurance that current or future patents and other intellectual property rights of the Company will afford meaningful protection of the Company's competitive position. Furthermore, the Company's competitors may have filed patent applications for, or have been issued patents relating to, products or technologies competitive with or superior to those of the Company. The scope and validity of others' patents, the extent to which the Company or its suppliers may be required to obtain licenses thereunder, and the availability and cost of any such licenses are unknown, and there is no assurance that the necessary licenses could be obtained on terms or conditions which would not have a material adverse effect upon the Company. If the Company's intellectual property rights are violated, the costs of litigation could be significant and could divert funds that otherwise would have been available for other purposes. Moreover, litigation concerning the alleged violation of intellectual property rights is inherently uncertain, and the claims and counterclaims that might be asserted against the Company, if successful, could have a material adverse effect upon the Company's financial condition and business operations.

COMPETITION

         Competition in the markets for the Company's ITVM and PCDM is based on a number of factors, including technological features, product quality and reliability, price, compatibility, ease of installation and use, marketing and distribution capabilities, product delivery time, and service and support. The Company is aware of four manufacturers of ITVMs and approximately forty manufacturers of PCDMs in the United States, and competition among these manufacturers is intense. Of the four ITVM competitors, the Company has the largest share of the ITVM market in the United States, followed by On-Point and two smaller manufacturers. The Company is not aware of any published data regarding market shares in the PCDM industry. The Company believes that of the forty PCDM competitors, Opal Manufacturing Co. has the largest PCDM market share in the United States, but there is no clear indication of the market shares of the remaining companies.

         In addition, the ITVM and PCDM markets are relatively new markets that have grown rapidly, and additional domestic and foreign manufacturers, some of which have substantially greater resources and experience than the Company, may elect to enter these markets. The instant ticket market also may face competition from other types of lottery and gaming products, including particularly on-line lottery products. The long distance telephone market similarly may face competition from other types of communications products, including facsimile, e-mail and other on-line products.

         The Company believes that its patented dispensing technologies make its ITVM and PCDM dispensing mechanisms technologically superior to the dispensing mechanisms of its competitors and that this is a significant competitive advantage for the Company. The Company also believes that its products have earned a strong reputation for their performance, reliability and cost effectiveness. To remain competitive, the Company believes that it will need to continue to incorporate new technological developments into its existing products and to develop new products, as well as to maintain a competitive price for its products. These efforts, together with the Company's continuing sales and marketing efforts, will be critical to the Company's future success. Although the Company believes that its current successes, coupled with its history of continued product enhancement and cost reduction, will enable it to compete favorably with its competitors, there can be no assurance that the Company will be able to maintain or improve its competitive position in the ITVM and PCDM markets.

GOVERNMENT REGULATION

         ITVMs
         -----

         Lotteries are not permitted in the various states and jurisdictions of the United States unless expressly authorized by legislation in the subject jurisdiction. Similarly, the commencement of ITVM sales and leasing in new jurisdictions requires authorizing legislation and implementing regulations at the state level. The Company cannot predict the nature of the regulatory process in any jurisdiction that may authorize the purchase and lease of ITVMs in the future. Any such regulatory process may be burdensome to the Company or its key personnel and stockholders and could include requirements that the Company would be unable to satisfy.

         Currently, 37 states and the District of Columbia have enacted legislation to allow for the operation of a lottery, and 27 of these jurisdictions utilize ITVMs in some manner as part of their instant ticket distribution process. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority, dictate the prize structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel. No assurance can be given that there will not be an adverse change in the lottery laws of any jurisdiction in which the Company does business. Although the Company believes that it is unlikely that states which have enacted legislation that expressly authorize the use of ITVMs will adopt legislation in the foreseeable future that prohibits the use of ITVMs, there can be no assurance that such legislation will not be adopted in one or more jurisdictions in the foreseeable future.

         To ensure the integrity of the lottery, state laws provide for extensive background investigations of each of the lottery's vendors and their affiliates, subcontractors, officers, directors, employees and principal stockholders. These investigations generally require detailed disclosure on a continuous basis with respect to the vendors, affiliates, subcontractors, officers, directors, employees and principal shareholders and, in the event the lottery deems any of such persons to be unsuitable, the lottery may require the termination of such persons. The failure of any such persons associated with the Company to obtain or retain approval in any jurisdiction could have a material adverse effect on the Company. Generally, regulatory authorities have broad discretion when granting such approvals. Although the Company has never been disqualified from a lottery contract as a result of a failure to obtain any such approvals, no assurance can be given that such approvals will be obtained or retained in the future.

         The Federal Gambling Devices Act of 1962 (the "Act") makes it unlawful, with certain exceptions, for a person or entity to transport any gambling devices across interstate lines unless that person or entity has first registered with the United States Department of Justice. Although the Company believes that it is not required to register under such Act, the Company has voluntarily registered under the Act and intends to renew its registration annually. The Act also imposes various record keeping and equipment identification requirements. Violation of the Act may result in seizure or forfeiture of equipment, as well as other penalties.

         The Company may retain governmental affairs representatives in various jurisdictions of the United States to monitor legislation, advise the Company on contract proposals, and assist with other issues that may affect the Company. The Company believes it has complied with all applicable state regulatory provisions relative to disclosure concerning the activities of itself and its advisors. The Company is not dependent on any such representative for any material contract.

         International jurisdictions that operate lotteries also impose strict regulations. International regulations may vary from those in the United States. Additionally, international regulations frequently impose restrictions on foreign corporations doing business within the specific jurisdiction. As a result, the Company may contract with local representation or align itself with a local partner when pursuing international contracts.

         Laws and regulations of individual states and countries are subject to change. The failure to comply with such laws and regulations could have an adverse impact on the operations of the Company.

         PCDMs
         -----

         The Company is not aware of any federal, state or local regulations that apply to the manufacture, lease or sale of PCDMs.

BACKLOG

         The Company's backlog of ITVMs committed for production as of December 31, 1996 was approximately $1,097,400, which was equal to the total base lease payments or sales value for the 294 ITVMs that were committed for production but had not been shipped to the Colorado, Indiana, New York and Texas Lotteries as of December 31, 1996. See "Lottery Contracts." At December 31, 1995, the Company's backlog of ITVMs committed for production was approximately $2,173,400, which was equal to the total base lease payments or sales value for the 460 ITVMs that were committed for production but had not been shipped to the Indiana Lottery and the New York Lottery as of December 31, 1995. It is anticipated that substantially all of the Company's backlog at December 31, 1996 will be shipped on or before June 30, 1997. The Company had no backlog of PCDMs committed for production at December 31, 1996.

         The Company has entered into various lease or sales agreements that permit the lotteries, at their sole option, to lease or purchase up to a total of 761 additional ITVMs as of December 31, 1996. However, the Company does not include in backlog ITVMs that may be sold or leased under existing contracts unless the Company has received a firm order for the ITVMs. Due to the relatively large size of individual orders, the small number of customers and the long sales cycle of the lottery industry, management considers backlog to be an indicator of current activity and not necessarily predictive of future orders.

EMPLOYEES

         The Company utilizes a work force of full-time employees supported from time to time by temporary or contract manufacturing and engineering personnel. As of December 31, 1996, the Company had 93 full-time employees, of which 34 were manufacturing employees, 6 were engineering employees, 43 were service employees, 1 was a project manager and 13 were executives or senior managers. Eight of the executives and senior managers were devoted to sales and 5 were devoted to management and administration. The Company intends to increase sales and marketing personnel during 1997 through the addition of one employee, to increase engineering personnel through the addition of one employee and to increase management and administrative personnel through the addition of two employees.

         The Company's business requires that it continue to attract and retain additional personnel with a variety of skills, especially with engineering and marketing expertise. Significant competition exists for such personnel, and there can be no assurance that the Company will be able to attract and retain personnel with the skills and experience needed to achieve and manage growth.

         No Company employees are represented by any union, and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES
-------------------

         The Company's corporate headquarters, manufacturing, distribution, and research and development facilities currently are located in a single facility containing approximately 35,000 square feet of leased space in Cincinnati, Ohio. The facility is comprised of approximately 5,000 square feet of office space and approximately 30,000 square feet of manufacturing space with the capacity to produce and provide inventory for approximately 250 machines per week. The lease is for a fixed term through December 31, 1999.

         Effective January 1, 1997, the Company entered into a lease for a second facility containing approximately 11,750 square feet of space located a very short distance from the current facility in Cincinnati. The second facility will serve as the executive office of the Company housing the executive, administrative, sales, engineering and service personnel, and the current facility will be used entirely for the manufacturing operations beginning in the second quarter of 1997. The lease for the second facility also expires on December 31, 1999. The Company believes that these two facilities are suitable for and adequate to support its operations for the foreseeable future.

         The Company also leases approximately 1,000 square feet of warehouse and office space in Alpharetta, Georgia for the purpose of storing and repairing ITVMs used in connection with the Georgia Lottery. Scientific Games, Inc. provides this space to the Company at no cost under the terms of the Company's contract with Scientific Games. The lease is effective for the entire term of the contract, which has an initial term that expires in May 1998. See "Item 1. Business -- Contracts -- ITVMs." The Company believes that this facility is suitable for and adequate to support its operations for the Georgia Lottery.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On May 17, 1994, the Company and its directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Ohio, Western Division, by First Vista, L.P. ("First Vista") on behalf of itself and all other persons who purchased Common Stock of the Company in and subsequent to the Company's initial public offering of Common Stock in April 1994. The Complaint alleged violations of securities laws in connection with the Company's initial public offering and a subsequent announcement that certain revenues that had been previously anticipated to be received in the fourth quarter of 1994 instead would likely be received in early 1995. After the Court denied the plaintiff's motion for class certification, the parties agreed to settle the lawsuit for a nominal sum (which is largely payable by the Company's insurer). The parties anticipate the exchange of final settlement documentation, and the entry of the final order of dismissal, in the near future.

         In January 1996, the Company filed a lawsuit now pending in the United States District Court for the Southern District of Ohio against Lottery Enterprises, Inc. ("LEI," which subsequently changed its name to On-Point Technology Systems, Inc.) to collect sums that the Company alleges are owed to it under an Agreement in Principle dated March 23, 1995, relating to the Company's potential acquisition of LEI by merger (the "Transaction"). The parties did not consummate the Transaction. The Agreement in Principle required LEI to reimburse the Company's reasonable out-of-pocket expenses incurred in connection with the Transaction in the event the parties failed to execute a definitive merger agreement within 120 days of March 23, 1995, and the primary reason that the parties did not execute a definitive merger agreement was other than a breach of the Agreement in Principle by the Company. The Agreement in Principle also required LEI to pay the Company a "breakup fee" in the event that, within one year after the termination or abandonment of the Transaction by LEI, LEI entered into a binding commitment to engage in a recapitalization, debt issuance or working capital financing other than in the ordinary course of business, and the primary reason for the termination or abandonment of the Transaction was other than termination or breach of the Agreement in Principle by the Company. The Company seeks the reimbursement of approximately $241,000 in out-of-pocket expenses and a breakup fee of approximately $988,000.

         LEI denied any liability to the Company and also asserted counterclaims against the Company seeking unspecified money damages exceeding $500,000. LEI claims that the Company competed unfairly with LEI and wrongfully interfered with LEI's business by misrepresenting LEI's financial condition to the Pennsylvania state lottery agency and by utilizing information about LEI received during the due diligence conducted in connection with the Transaction. LEI also claims that it is entitled to recover from the Company unspecified costs and expenses that it incurred in connection with the Transaction and seeks a declaration from the Court that it is not obligated to pay the Company a breakup fee under the Agreement in Principle.

         On February 25, 1997, the Court granted partial summary judgment in the Company's favor. The Court ruled that LEI is obliged to reimburse approximately $241,000 in out-of-pocket expenses incurred by the Company in connection with the Transaction because a definitive merger agreement was not signed within 120 days of March 23, 1995 for a reason other than a breach of the Agreement in Principle by the Company. The Court also ruled that within one year after the Transaction was abandoned or terminated, LEI did enter into a recapitalization, debt issuance or working capital financing other than in the ordinary course of business. The Court left open the question of whether LEI abandoned or terminated the Transaction (as opposed to the Company), which will be determined at trial. LEI has moved for reconsideration of the Court's decision. The Court has not yet ruled on that motion. The Court also is still considering whether to grant summary judgment in the Company's favor on LEI's counterclaim for unfair competition and tortious interference. LEI recently has made the claim that it will seek damages of approximately $2.5 million on its counterclaim. If the Court does not grant summary judgment in the Company's favor on LEI's counterclaim, the question of whether the Company competed unfairly with LEI and tortiously interfered with its business will be determined at trial.

         The Company is unable to predict the likelihood of success on its remaining claims or on LEI's counterclaim. The Company is seeking approximately $988,000 on its claim for the breakup fee but is unable to predict how much, if any, of any judgment would be collectible. The Company is also unable to predict whether LEI will prevail on its counterclaim and, if so, the amount of damages that LEI might recover against the Company. The Company also is unable to predict the amount of any settlement that might be agreed upon by the parties in the future or the timing of any such events. However, the Company believes that LEI's counterclaim is without merit and that the amount of any damages that ultimately may be awarded to LEI will not have a material adverse effect on the business, operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended December 31, 1996.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------

         Set forth below, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company.

         L. ROGERS WELLS, JR., age 59, is Chairman of the Board and Chief Executive Officer of the Company and has been the principal stockholder of the Company since purchasing 80% of the Common Stock of the Company in September 1992. Mr. Wells served as a director of the Company from September 1992, and as Chairman of the Board and Chief Executive Officer of the Company from October 1993, until his resignation from these positions in October 1994. He was re-elected to these positions in February

1995. Additionally, Mr. Wells owns American Materials, Incorporated, which assembles and distributes automobile and truck components and serves as a regional warehousing and distribution center for various businesses. Mr. Wells also owns International Investments, Inc. ("III"), which invests in and provides financing to various businesses, including the Company. See "Item 13. Certain Relationships and Related Transactions." Mr. Wells has been active in various other industries, including manufacturing, mining, explosives and banking. From 1987 through 1991, Mr. Wells served as Secretary of Finance and Administration for the Commonwealth of Kentucky, and from 1989 through 1991 served as Secretary to the Governor's Executive Cabinet. During his tenure as Secretary of Finance and Administration, Mr. Wells served as Chairman of various finance and development authorities, including the Kentucky Rural Economic Development Authority, the Kentucky Infrastructure Authority and the Kentucky Housing Corporation.

         EDMUND F. TUREK, age 70, has served as President and a director of the Company since February 1990 and served as Chairman of the Board and Chief Executive Officer of the Company from February 1990 to September 1992. Mr. Turek began to develop the Company's ITVM in 1987 and has guided the product through six generations to the current model. Mr. Turek was Vice President of Peripheral Products in the computer division of SCI Systems, Inc. from 1984 to 1989 where he developed business opportunities in the commercial market for the design and manufacture of computer products. From 1953 to 1984, Mr. Turek held management, product development and operations positions with various companies in the computer and aerospace industries.

         DAVID F. NICHOLS, age 35, has been Senior Vice President of Sales and Marketing of the Company since August 1994 and was Vice President-Operations of the Company from March 1993 until August 1994. From December 1991 to December 1992, he was Executive Director of the Board of Tax Appeals of the Commonwealth of Kentucky. From March 1990 to December 1991, he was Principal Assistant to the Secretary of Finance and Administration for the Commonwealth of Kentucky, and from March 1989 to March 1990, he was Principal Assistant to the Kentucky Office for Social Security. In these two capacities, he advised senior agency officials on policies, programs and operations of the agency and served as a liaison with the state legislature and other elected officials. From June 1988 to December 1988, he was Deputy Director of the Kentucky Democratic Party.

         H. JEAN MARSHALL, age 51, has been Vice President-Marketing and a director of the Company since October 1993 and was the Company's Director of Retailer Relations from 1992 until October 1993. In these capacities, she primarily is responsible for marketing to the lotteries and vendor support services for the Company. Ms. Marshall served from 1983 to 1987 as Regional Manager and then as Regional Coordinator of the Ohio Lottery Commission. From 1987 to 1989 she was an Account Manager for British American Bank Note Company, a Canadian manufacturer of instant lottery tickets, and in this position had substantial involvement with the Pennsylvania and New Jersey Lotteries. In 1989, Ms. Marshall served as a consultant for the Ohio Department of Rehabilitation and Corrections, Bureau of Community Services. Ms. Marshall returned to the Ohio Lottery in 1990 as Deputy Director of Sales, where she was responsible for the development of retailer policies and procedures and coordinating, directing and managing the sales division. Ms. Marshall currently serves as Vice President of the Board of Trustees of the Cincinnati Arts Consortium and as a director of the Cincinnati Minority Business Development Center.

         JEROME J. CAIN, age 52, has been Chief Financial Officer of the Company since 1992. From 1979 until 1991, he was Vice President-Finance and Administration of American Sign and Marketing Services, Inc., a sign manufacturing company. From 1972 to 1979, he was Controller of Lockwood Manufacturing Company, a sheet metal fabricating company. Mr. Cain also served as an auditor and management consultant with Coopers & Lybrand, certified public accountants. Mr. Cain is a certified public accountant.

         The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         Information relating to the market for holders of and dividends paid on the Company's Common Stock is set forth under the caption "Corporate Data and Shareholder Information" on the inside back cover page of the Company's 1996 Annual Report. Such information is incorporated herein by reference. The 1996 Annual Report is filed as Exhibit 13 to this report.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         Selected financial data for the Company for each year of the five-year period ended December 31, 1996 are set forth under the caption "Selected Financial Data" on page 6 of the 1996 Annual Report. Such financial data are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         A discussion of the financial condition and results of operations of the Company at and for the dates and periods covered by the financial statements set forth in the 1996 Annual Report is set forth under the caption "Management's Discussion and Analysis " on pages 6 through 9 of the 1996 Annual Report. Such discussion is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The following financial statements of the Company and the independent auditors' report thereon, which are set forth beginning on pages 9 through 16 of the 1996 Annual Report, are incorporated herein by reference:

         Balance Sheets at December 31, 1995 and 1996

         Statements of Operations for each of the years in the three-year period ended December 31, 1996

         Statements of Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 1996

         Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996

         Notes to Financial Statements

         The Company is not required to provide the supplementary financial information specified by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
         Within the two-year period ended December 31, 1996 and subsequently, the Company had no change in independent accountants or disagreements with independent accountants on accounting and financial disclosure.


                                    PART III
                                    --------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
         Information relating to the directors of the Company is set forth under the captions "Proposal 2 -- Election of Directors -- Nominees" and "Proposal 2 -- Election of Directors -- Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on May 8, 1997. Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement referred to in this Item 10 above. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
         Information relating to executive compensation is set forth under the captions "Proposal 2 -- Election of Directors -- Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
         Information regarding ownership of the Company's Common Stock as of December 31, 1996 by certain persons is set forth under the captions "Voting -- Principal Stockholders" and "Proposal 2 -- Election of Directors -- Information Regarding Nominees and Continuing Directors" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
         Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Certain Transactions" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                     PART IV
                                     -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
         (a)      Documents Filed as Part of This Report.

                  1.       Financial Statements

                           The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 1996 Annual Report and are incorporated by reference in Item 8 hereof:

                           Balance Sheets at December 31, 1995 and 1996

                           Statements of Operations for each of the years in the three-year period ended December 31, 1996

                           Statements of Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 1996

                           Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996

                           Notes to Financial Statements

         2.       Financial Statement Schedules

                           The following financial statement schedule and the
                  independent auditors' report thereon are set forth beginning on page S-1 of this report:

                           Schedule II - Valuation and Qualifying Accounts

                           All other schedules for which provision is made in
                  the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the financial statements or notes thereto.

         3.       Exhibits

                           The following exhibits are filed with or incorporated
                  by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Jerome J. Cain, Chief Financial Officer of the Company, 6665 Creek Road, Cincinnati, Ohio 45242. There is a charge of $.50 per page to cover expenses of copying and mailing.

                  3.1 Certificate of Incorporation of the Company, as amended, including Certificate of Designation of Series A Preferred Stock (Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  3.2 Bylaws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  4.1 Promissory Note of the Company dated September 22, 1992 to Baumgartner & Brucher Radiology Associates, Inc. Profit Sharing Plan for the benefit of Thomas E. Turek, M.D. (Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  4.2 Promissory Note of the Company dated September 22, 1990 to Mr. Thomas Goila (Exhibit 4.3 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  4.3 Invoice Financing Corporate Promissory Note dated as of September 13, 1995 to Princeton Capital Finance Company LLC in the principal amount of $10,000,00 (Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  4.4 Purchase Order Corporate Promissory Note dated as of September 13, 1995 to Princeton Capital Finance Company LLC in the principal amount of $2,500,000 (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  4.4(a) Contracts Financing Agreement dated as of September 20, 1995 between Princeton Capital Finance Company LLC and the Company (Exhibit 4.4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  4.4(b) Corporate Guaranty dated as of September 20, 1995 by the Company in favor of Princeton Capital Finance Company LLC (Exhibit 4.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1995).

                  10.5 Assignment of United States Letters Patent from BLM Resources, Inc. to the Company with respect to United States Patent No. 4,982,337, "System for Distributing Lottery Tickets" (Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.6 Pull-Tab Manufacturing and License Agreement between Algonquin Industries, Inc., Kazmier Kasper and the Company dated as of January 13, 1994 (Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.7 Lease Agreement dated January 14, 1991 by and between Gallenstein & Gallenstein and the Company related to the Company's premises located at 6665 Creek Road, Cincinnati, Ohio 45242 (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.7(a) Addendum dated May 2, 1994 to Lease Agreement dated January 14, 1991 (Exhibit 10.7) by and between Gallenstein & Gallenstein and the Company related to the Company's premises located at 6665 Creek Road, Cincinnati, Ohio 45242 (Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10.19 Price Contract (No. KL-91-039) dated June 25, 1991 between the Company and the Kentucky Lottery Corporation with respect to the sale of ITVMs to the Kentucky Lottery Corporation (Exhibit 10.17 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.20 Term Contract dated March 1, 1992, between the Company and the Ohio Lottery Commission with respect to the lease of ITVMs to the Ohio Lottery Commission (Exhibit 10.18 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.21 Instant Ticket Vending Machine Agreement dated May 12, 1993 between the Company and Scientific Games, Inc. with respect to the ITVMs leased for use in the Georgia Lottery (Exhibit 10.19 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.22 Instant Ticket Vending Machines Contract dated September 17, 1993 by and between the Company, the State of Maryland and the Maryland State Lottery Agency with respect to the sale of ITVMs to the Maryland Lottery (Exhibit 10.20 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.23 Arizona State Lottery Request for Proposal and Contract No. 93-002 dated December 8, 1993, as amended, between the Company and the Arizona State Lottery with respect to the lease of ITVMs to the Arizona Lottery (Exhibit 10.21 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.23(a) Letter dated November 21, 1994 from the Arizona State
                           Lottery to the Company extending Contract No. 93-002 by one year with respect to the lease of ITVMs to the Arizona State Lottery (Exhibit 10.23(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10.23(b) Letter dated November 20, 1995 from the Arizona State
                           Lottery to the Company extending Contract No. 93-002 by one year with respect to the lease of ITVMs to the Arizona State Lottery (Exhibit 10.23(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.23(c) Letter dated December 3, 1996 from the Arizona State
                           Lottery to the Company extending Contract No. 93-002 by one year with respect to the lease of ITVMs to the Arizona State Lottery - filed herewith.

                  10.24 Agreement dated September 12, 1994 between the Company and the Iowa Lottery with respect to the lease of ITVMs to the Iowa Lottery (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10.25 Instant Ticket Vending Machine Lease and Maintenance Agreement dated effective as of July 1, 1994 between the Company and the New Hampshire Sweepstakes Commission with respect to the lease of ITVMs to the New Hampshire Sweepstakes Commission (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10.26 Instant Ticket Vending Machine Agreement dated June 24, 1994 between the Company and The Rhode Island Lottery with respect to the lease of ITVMs to The Rhode Island Lottery (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10.27 Contract for Instant Ticket Vending Machines and Services effective as of February 13, 1995 between the Company and the Texas Lottery Commission with respect to the lease of ITVMs to the Texas Lottery (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10.28 Purchase Order dated May 10, 1995 from the Idaho Lottery for the purchase of ITVMs (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.29 Contract for Instant Ticket Vending Machines and Related Services dated October 20, 1995 between the Company and the State Lottery Commission of Indiana with respect to the lease of ITVMs to the State Lottery Commission of Indiana (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.29(a) Exercise of Option to Extend Contract No. 1 dated
                           October 20, 1995 by the State Lottery Commission of Indiana (Exhibit 10.29(a) to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1995).

                  10.29(b) Supplement to Contract dated August 2, 1996 between the Company and the State Lottery Commission of Indiana to add twelve-game IVTM to contract dated October 20, 1995 - filed herewith.

                  10.30 Contract for Special Services effective as of July 11, 1995 between the Company and the Bureau of Liquor and Lottery Operations for the State of Maine with respect to the lease of ITVMs to the Bureau of Liquor and Lottery Operations for the State of Maine (Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.31 Purchase Order dated May 12, 1995 from the Oregon State Lottery for the purchase of ITVMs (Exhibit
                           10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.32 Agreement dated December 5, 1994 between the Company and the New York State Division of the Lottery with respect to the purchase of ITVMs by the New York State Division of the Lottery (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.32(a) Letter dated October 6, 1995 from the New York State
                           Lottery to the Company for the purchase of ITVMs (Exhibit 10.32(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.32(b) Letter dated November 30, 1995 from the New York
                           State Lottery to the Company for the purchase of ITVMs (Exhibit 10.32(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1995).

                  10.32(c) Letter dated February 7, 1996 from the New York State
                           Lottery to the Company for the purchase of ITVMs (Exhibit 10.32(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.32(d) Letter dated February 20, 1996 from the New York
                           State Lottery to the Company for the purchase of ITVMs (Exhibit 10.32(d) to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1995).

                  10.32(e) Letter dated February 21, 1996 from the New York
                           State Lottery to the Company amending the order of February 20, 1996 (Exhibit 10.32(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.32(f) Purchase Order dated August 2, 1996 from the Idaho
                           Lottery for the purchase of ITVMs - filed herewith.

                  10.33 Contract dated June 13, 1996 between the Company and the State of Colorado for the use and benefit of the Department of Revenue, State Lottery Division with respect to the lease of ITVMs to the State Lottery Division - filed herewith.

                  10.34 Technical Assistance and Sales Agreement dated November 22, 1996 between the Company and Garza Argentina, S.A. with respect to the sale of PCDMs to Garza Argentina, S.A. for use in Argentina - filed herewith.

                  10.35 Agreement for Instant Ticket Vending Machines (ITVMs) dated December 1, 1996 between the Company and the Minnesota State Lottery and related Purchase Order dated December 4, 1996 from the Minnesota State Lottery for the lease of ITVMs - filed herewith.

                  10.36 Purchase Order dated December 4, 1996 from GTECH Corporation for the purchase of ITVMs for use by the New Jersey Lottery - filed herewith.

                  10.37 Agreement for Instant Ticket Vending Machines dated January 7, 1997 between the Company and the Florida Department of the Lottery with respect to the lease of ITVMs to the Florida Department of the Lottery - filed herewith.

                  10.38    Management Contracts and Compensatory Plans

                           (a) 1994 Stock Incentive Plan (Exhibit 10.24 to the Company's Registration Statement on Form S-1, No. 33-75142).

                           (b)      1994 Directors Stock Incentive Plan (Exhibit
                                    10.25 to the Company's Registration
                                    Statement on Form S-1, No. 33-75142).

                           (c) Employment Agreement dated as of April 21, 1994 between L. Rogers Wells, Jr. and the Company (Exhibit 10.28(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                           (d) Employment Agreement dated as of April 21, 1994 between Edmund F. Turek and the Company (Exhibit 10.28(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                           (e) Compensation Agreement dated as of October 26, 1994 between the Company and W. Whitlow Wyatt (Exhibit 10.28(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).



                  11       Statement Regarding Computation of Per Share Earnings
                           - filed herewith.

                  13       1996 Annual Report - filed herewith.

                  23       Consent of KPMG Peat Marwick LLP - filed herewith.

                  24       Powers of Attorney - filed herewith.

                  27       Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

         (c)      See Item 14(a)(3) above.

         (d)      See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                           INTERNATIONAL LOTTERY, INC.
                           (REGISTRANT)


                           By: /s/ L. Rogers Wells, Jr.
                              --------------------------------------------------
                              L. Rogers Wells, Jr.
                              Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.

       Signature                              Title


/s/ L. Rogers Wells, Jr.                   Chairman of the Board and Chief
-------------------------------------      Executive Officer
L. Rogers Wells, Jr.

/s/ Edmund F. Turek                        President and Director
-------------------------------------
Edmund F. Turek

/s/ H. Jean Marshall                       Vice President - Marketing and
-------------------------------------      Director
H. Jean Marshall

Gary S. Bell*                              Secretary, Treasurer and Director
-------------------------------------
Gary S. Bell

Kazmier J. Kasper*                         Director
-------------------------------------
Kazmier J. Kasper

John J. Wingfield*                         Director
-------------------------------------
John J. Wingfield

W. Whitlow Wyatt*                          Director
-------------------------------------
W. Whitlow Wyatt

/s/ Jerome J. Cain                         Chief Financial and Accounting
-------------------------------------      Officer
Jerome J. Cain

*By:     /s/ L. Rogers Wells, Jr.
         ----------------------------
         L. Rogers Wells, Jr.
         as attorney-in-fact

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
                                                                          ----
Report of Independent Auditors...............................              S-2

Schedule II - Valuation and Qualifying Accounts..............              S-3


                           INTERNATIONAL LOTTERY, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 -------------------------------------------------------------------------------------------------------------
 COLUMN A          COLUMN B                     COLUMN C                      COLUMN D           COLUMN E
 -------------------------------------------------------------------------------------------------------------
                                               ADDITIONS
 -------------------------------------------------------------------------------------------------------------
                   BALANCE AT          CHARGED TO         CHARGED TO                            BALANCE AT
                   BEGINNING           COSTS AND            OTHER                                   END
 DESCRIPTION       OF PERIOD           EXPENSES            ACCOUNTS          DEDUCTIONS          OF PERIOD
 -------------------------------------------------------------------------------------------------------------

 Allowance for
 doubtful accounts
 -------------------------------------------------------------------------------------------------------------
       1994         21,650              33,500               0                     0               55,150
 -------------------------------------------------------------------------------------------------------------
       1995         55,150             145,000               0                98,537              101,613
 -------------------------------------------------------------------------------------------------------------
       1996        101,613              57,500               0                43,688              115,425
 -------------------------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
International Lottery, Inc.:

Under date of February 21, 1997, we reported on the balance sheets of International Lottery, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/ KPMG Peat Marwick LLP


Louisville, Kentucky
February 21, 1997

                           INTERNATIONAL LOTTERY, INC.

                                INDEX OF EXHIBITS
                                -----------------

         The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parenthesis.

EXHIBIT NO.                                           DESCRIPTION                      PAGE
-----------                                          -------------                     ----
     3.1                Certificate of Incorporation of the Company, as amended,
                        including Certificate of Designation of Series A Preferred
                        Stock (Exhibit 3.1 to the Company's Registration Statement
                        on Form S-1, No. 33-75142).

     3.2                Bylaws of the Company (Exhibit 3.2 to the Company's
                        Registration Statement on Form S-1, No. 33-75142).

     4.1                Promissory Note of the Company dated September 22, 1992 to
                        Baumgartner & Brucher Radiology Associates, Inc. Profit
                        Sharing Plan for the benefit of Thomas E. Turek, M.D.
                        (Exhibit 4.2 to the Company's Registration Statement on
                        Form S-1, No. 33-75142).

     4.2 Promissory Note of the Company dated September 22, 1990 to Mr. Thomas Goila (Exhibit 4.3 to the Company's
                        Registration Statement on Form S-1, No. 33-75142).

     4.3                Invoice Financing Corporate Promissory Note dated as of
                        September 13, 1995 to Princeton Capital Finance Company
                        LLC in the principal amount of $10,000,00 (Exhibit 4.3 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

     4.4                Purchase Order Corporate Promissory Note dated as of
                        September 13, 1995 to Princeton Capital Finance Company
                        LLC in the principal amount of $2,500,000 (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

     4.4(a)             Contracts Financing Agreement dated as of September 20, 1995 between Princeton Capital Finance Company LLC and the
                        Company (Exhibit 4.4(a) to the Company's Annual Report
                        on Form 10-K for the year ended December 31, 1995).


     4.4(b)             Corporate Guaranty dated as of September 20, 1995 by the Company in favor of Princeton Capital Finance Company LLC
                        (Exhibit 4.4(b) to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1995).

     10.5               Assignment of United States Letters Patent from BLM
                        Resources, Inc. to the Company with respect to United
                        States Patent No. 4,982,337, "System for Distributing
                        Lottery Tickets" (Exhibit 10.5 to the Company's
                        Registration Statement on Form S-1, No. 33-75142).

     10.6               Pull-Tab Manufacturing and License Agreement between
                        Algonquin Industries, Inc., Kazmier Kasper and the Company
                        dated as of January 13, 1994 (Exhibit 10.6 to the Company's
                        Registration Statement on Form S-1, No. 33-75142).

     10.7               Lease Agreement dated January 14, 1991 by and between
                        Gallenstein & Gallenstein and the Company related to the Company's premises located at 6665 Creek Road,
                        Cincinnati, Ohio 45242 (Exhibit 10.7 to the Company's
                        Registration Statement on Form S-1, No. 33-75142).

     10.7(a)            Addendum dated May 2, 1994 to Lease Agreement
                        dated January 14, 1991 (Exhibit 10.7) by and between
                        Gallenstein & Gallenstein and the Company related to the
                        Company's premises located at 6665 Creek Road, Cincinnati,
                        Ohio 45242 (Exhibit 10.7(a) to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994).

     10.19 Price Contract (No. KL-91-039) dated June 25, 1991 between the Company and the Kentucky Lottery Corporation with respect to the sale of ITVMs to the Kentucky Lottery
                        Corporation (Exhibit 10.17 to the Company's Registration
                        Statement on Form S-1, No. 33-75142).

     10.20 Term Contract dated March 1, 1992, between the Company and the Ohio Lottery Commission with respect to the lease of ITVMs to the Ohio Lottery Commission (Exhibit
                        10.18 to the Company's Registration Statement on Form
                        S-1, No. 33-75142).

     10.21              Instant Ticket Vending Machine Agreement dated May 12,
                        1993 between the Company and Scientific Games, Inc.
                        with respect to the ITVMs leased for use in the Georgia
                        Lottery (Exhibit 10.19 to the Company's Registration
                        Statement on Form S-1, No. 33-75142).


     10.22              Instant Ticket Vending Machines Contract dated September
                        17, 1993 by and between the Company, the State of Maryland and the Maryland State Lottery Agency with respect to the sale of ITVMs to the Maryland Lottery
                        (Exhibit 10.20 to the Company's Registration Statement on Form S-1, No. 33-75142).

     10.23              Arizona State Lottery Request for Proposal and Contract
                        No. 93-002 dated December 8, 1993, as amended, between the Company and the Arizona State Lottery with respect to the lease of ITVMs to the Arizona Lottery (Exhibit
                        10.21 to the Company's Registration Statement on
                        Form S-1, No. 33-75142).

     10.23(a)           Letter dated November 21, 1994 from the Arizona State
                        Lottery to the Company extending Contract No. 93-002 by one year with respect to the lease of ITVMs to the Arizona State Lottery (Exhibit 10.23(a) to the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 1994).

     10.23(b)           Letter dated November 20, 1995 from the Arizona State
                        Lottery to the Company extending Contract No. 93-002 by one year with respect to the lease of ITVMs to the Arizona State Lottery (Exhibit 10.23(b) to the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 1995).

     10.23(c)           Letter dated December 3, 1996 from the Arizona State Lottery to the
                        Company extending Contract No. 93-002 by one year with respect to the lease of ITVMs to the Arizona State Lottery - filed herewith

     10.24 Agreement dated September 12, 1994 between the Company and the Iowa Lottery with respect to the lease of ITVMs to the Iowa Lottery (Exhibit 10.24 to the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 1994).

     10.25              Instant Ticket Vending Machine Lease and Maintenance
                        Agreement dated effective as of July 1, 1994 between the Company and the New Hampshire Sweepstakes Commission with respect to the lease of ITVMs to the New Hampshire
                        Sweepstakes Commission (Exhibit 10.25 to the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 1994).


     10.26              Instant Ticket Vending Machine Agreement dated June 24,
                        1994 between the Company and The Rhode Island Lottery with respect to the lease of ITVMs to The Rhode Island
                        Lottery (Exhibit 10.26 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994).

     10.27              Contract for Instant Ticket Vending Machines and Services
                        effective as of February 13, 1995 between the Company and the
                        Texas Lottery Commission with respect to the lease of ITVMs to the
                        Texas Lottery (Exhibit 10.27 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994).

     10.28              Purchase Order dated May 10, 1995 from the Idaho Lottery for the purchase of ITVMs (Exhibit 10.28 to the Company's Annual Report
                        on Form 10-K for the year ended December 31, 1995).

     10.29              Contract for Instant Ticket Vending Machines and Related
                        Services dated October 20, 1995 between the Company and the State Lottery Commission of Indiana with respect to the lease of ITVMs to the State Lottery Commission of Indiana (Exhibit 10.29 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995).

     10.29(a)           Exercise of Option to Extend Contract No. 1 dated October 20, 1995 by the State Lottery Commission of Indiana (Exhibit 10.29(a)
                        to the Company's Annual Report on Form 10-K for the year
                        ended December 31, 1995).

     10.29(b)           Supplement to Contract dated August 2, 1996 between the
                        Company and the State Lottery Commission of Indiana to add
                        twelve-game IVTM to contract dated October 20, 1995 - filed herewith

     10.30              Contract for Special Services effective as of July 11,
                        1995 between the Company and the Bureau of Liquor and Lottery Operations for the State of Maine with respect to the lease of ITVMs to the Bureau of Liquor and Lottery Operations for the State of Maine (Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.31              Purchase Order dated May 12, 1995 from the Oregon State
                        Lottery for the purchase of ITVMs (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

     10.32              Agreement dated December 5, 1994 between the Company and the
                        New York State Division of the Lottery with respect to the purchase of
                        ITVMs by the New York State Division of the Lottery
                        (Exhibit 10.32 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1995).

     10.32(a)           Letter dated October 6, 1995 from the New York State Lottery to the
                        Company for the purchase of ITVMs (Exhibit 10.32(a) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

     10.32(b)           Letter dated November 30, 1995 from the New York State Lottery to the Company for the purchase of ITVMs (Exhibit 10.32(b) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

     10.32(c)           Letter dated February 7, 1996 from the New York State Lottery to the
                        Company for the purchase of ITVMs (Exhibit 10.32(c) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

     10.32(d)           Letter dated February 20, 1996 from the New York State Lottery to the
                        Company for the purchase of ITVMs (Exhibit 10.32(d) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1995).

     10.32(e)           Letter dated February 21, 1996 from the New York State
                        Lottery to the Company amending the order of February
                        20, 1996 (Exhibit 10.32(e)
                         to the Company's Annual Report on Form 10-K for the
                        year ended December 31, 1995).

     10.32(f)           Purchase Order dated August 2, 1996 from the Idaho Lottery for the purchase of ITVMs - filed herewith.

     10.33              Contract dated June 13, 1996 between the Company and the
                        State of Colorado for the use and benefit of the Department of Revenue, State Lottery Division with respect to the lease of ITVMs to the State Lottery
                        Division - filed herewith.

     10.34              Technical Assistance and Sales Agreement dated November 22,
                        1996 between the Company and Garza Argentina, S.A. with
                        respect to the sale of PCDMs to Garza Argentina, S.A. for use in Argentina - filed herewith.

     10.35              Agreement for Instant Ticket Vending Machines (ITVMs) dated
                        December 1, 1996 between the Company and the Minnesota State
                        Lottery and related Purchase Order dated December 4, 1996
                        from the Minnesota State Lottery for the lease of ITVMs - filed herewith.

     10.36              Purchase Order dated December 4, 1996 from GTECH
                        Corporation for the purchase of ITVMs for use by the New
                        Jersey Lottery - filed herewith.

     10.37              Agreement for Instant Ticket Vending Machines dated
                        January 7, 1997 between the Company and the Florida
                        Department of the Lottery with respect to the lease of ITVMs to the Florida Department of the Lottery - filed herewith.

     10.38              Management Contracts and Compensatory Plans

                        (a) 1994 Stock Incentive Plan (Exhibit 10.24 to the Company's Registration Statement on
                                Form S-1, No. 33-75142).

                        (b)     1994 Directors Stock Incentive Plan (Exhibit
                                10.25 to the Company's Registration Statement on Form S-1, No. 33-75142).

                        (c)     Employment Agreement dated as of April 21, 1994
                                between L. Rogers Wells, Jr. and the Company
                                (Exhibit 10.28(c) to the Company's Annual Report
                                on Form 10-K for the year ended December 31, 1994).

                        (d) Employment Agreement dated as of April 21, 1994 between Edmund F. Turek and the Company (Exhibit
                                10.28(d) to the Company's Annual Report on Form
                                10-K for the year ended December 31, 1994).

                        (e) Employment Agreement dated October 3, 1994 between Joseph T. Brittain and the Company
                                (Exhibit 10.28(e) to the Company's Annual Report on Form 10-K for the year ended December 31,
                                1994).

                        (f)     Compensation Agreement dated as of October 26,
                                1994 between the Company and W. Whitlow Wyatt
                                (Exhibit 10.28(f) to the Company's Annual Report on Form 10-K for the year ended December 31,
                                1994).

     11                 Statement Regarding Computation of Per Share Earnings - filed herewith.

     13                 1996 Annual Report - filed herewith.


     23                 Consent of KPMG Peat Marwick LLP - filed herewith.

     24                 Powers of Attorney - filed herewith.

     27                 Financial Data Schedule (for SEC use only).