Form 10-Q
period 1997-03-31
INTERNATIONAL LOTTERY INC
filed 1997-05-14
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1997

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                               ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

       Class                                     Outstanding at May 12 , 1997
----------------------------                     ----------------------------
Common Stock, $.01 Par Value                              3,210,000 shares



                                  Page 1 of 14
                            Exhibit Index on page 12

                          INTERNATIONAL LOTTERY, INC.


                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

ITEM                                                                            PAGE
     NUMBER          PART I.  FINANCIAL INFORMATION                             NUMBER
     ------                                                                     ------

       1             Financial Statements:

                     Condensed Balance Sheets (unaudited) as of
                     March 31, 1997 and December 31, 1996                       3

                     Condensed Statements of Income (unaudited)
                     for the three months ended March 31, 1997 and 1996         4

                     Condensed Statements of Cash Flows (unaudited)
                     for the three months ended March 31, 1997 and 1996         5

                     Notes to Condensed Financial Statements                    6

       2             Management's Discussion and Analysis of
                     Financial Condition and Results of Operations              7 - 9


                     PART II.  OTHER INFORMATION


       6             Exhibits and Reports on Form 8-K                           10

                     SIGNATURES                                                 11

                     Exhibit Index                                              12

ITEM 1.     FINANCIAL STATEMENTS      PART I.  FINANCIAL INFORMATION

                                        INTERNATIONAL LOTTERY, INC.

                                    CONDENSED BALANCE SHEETS (UNAUDITED)

                                   MARCH 31, 1997  AND DECEMBER 31, 1996


ASSETS
                                                                                    March 31, 1997    December 31,1996
                                                                                    --------------    ----------------
 Current assets:
     Cash                                                                            $    573,523      $    188,586
     Accounts receivable, less allowance for doubtful accounts of $118,553
           in 1997 and $115,425  in 1996                                                1,677,150         3,217,019
     Inventories                                                                        4,277,910         5,086,547
     Prepaid expenses                                                                     226,054           154,254
                                                                                     ------------      ------------
                 Total current assets                                                   6,754,637         8,646,406
 Property and equipment:
     Leased machines                                                                   22,807,438        20,872,885
     Machinery and equipment                                                              327,498           318,360
     Building and improvements                                                            207,811           195,225
     Furniture and fixtures                                                                59,922            36,495
                                                                                     ------------      ------------
                                                                                       23,402,669        21,422,965

     Less accumulated depreciation and amortization                                    11,147,990        10,192,638
                                                                                     ------------      ------------
                                                                                       12,254,679        11,230,327

 Product development rights, net of accumulated amortization of $458,333 in 1997          641,667           660,000
 and $440,000 in 1996
 Deferred tax asset                                                                       456,000           456,000
                                                                                     ------------      ------------
                                                                                     $ 20,106,983      $ 20,992,733
                                                                                     ============      ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Notes payable                                                                   $  6,126,264      $  7,230,171
     Current installments of long-term debt                                                 4,755             5,641

     Accounts payable                                                                   1,024,749           924,213
     Accounts payable - related party                                                     344,081           306,529
     Accrued expenses                                                                   1,220,492         1,067,532
     Income taxes payable                                                                    --             101,750
                                                                                     ------------      ------------
                 Total current liabilities                                              8,720,341         9,635,836

 Long-term debt, excluding current installments                                              --                 328

 Notes payable, excluding current portion - related parties                               479,000           479,000
                                                                                     ------------      ------------

                 Total liabilities                                                      9,199,341        10,115,164
 Series A preferred stock, $.01 par value, 20,000,000  shares authorized,
     1,335,000 issued and outstanding                                                   1,335,000         1,335,000

 Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
      shares issued and outstanding at March 31, 1997 and December 31, 1996                32,100            32,100
    Additional paid-in capital                                                         10,376,017        10,376,017
    Accumulated deficit                                                                  (835,475)         (865,548)
                                                                                     ------------      ------------
                                 Total stockholders' equity                             9,572,642         9,542,569
                                                                                     ------------      ------------
                                                                                     $ 20,106,983      $ 20,992,733
                                                                                     ============      ============

                          INTERNATIONAL LOTTERY, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                              Three Months Ended
                                                                  March 31,

                                                            1997              1996
                                                         -----------      -----------
 Revenues:
      Machine sales                                      $   528,944      $ 1,554,272

      Machine leases                                       3,272,246        2,748,633

      Other                                                  362,777          240,706
                                                         -----------      -----------

                                                           4,163,967        4,543,611

 Cost of revenues                                          2,932,114        3,022,699
                                                         -----------      -----------

      Gross profit                                         1,231,853        1,520,912

 Operating expenses:

      Selling,  general, and administrative expenses         886,792          935,308

      Research and development costs                         142,656          177,263
                                                         -----------      -----------

      Total operating expenses                             1,029,488        1,112,571
                                                         -----------      -----------

      Operating income                                       202,405          408,341

 Other income:

      Interest expense                                      (152,800)        (226,615)

      Interest income                                            466            4,743
                                                         -----------      -----------
                                                            (152,334)        (221,872)
                                                         -----------      -----------

      Income before income taxes                              50,071          186,469

 Income taxes                                                 20,000           20,000
                                                         -----------      -----------

      Net income                                              30,071          166,469
                                                         ===========      ===========
      Net income per share                               $       .01      $       .05
                                                         ===========      ===========

                          INTERNATIONAL LOTTERY, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                      Three Months Ended
                                                                            March 31,
                                                                   1997               1996
                                                                -----------          --------
 Cash flows from operating activities:
     Net income                                                 $    30,071          166,469
     Adjustments to reconcile net income to net cash
              provided by operating activities:
     Depreciation and amortization                                  973,687          901,815
     Decrease in accounts receivable                              1,539,869          800,849
     Decrease in inventories                                        808,637           70,148
     Increase in prepaid expenses                                   (71,800)          (7,866)
     Increase in accounts payable                                   100,536          443,514
     Increase in accounts payable - related party                    37,552          190,625
     Increase in accrued expenses                                   152,960          100,544
     Increase (decrease) in income taxes payable                   (101,750)          20,000
                                                                -----------      -----------
                 Net cash provided by operating activities        3,469,762        2,686,098
                                                                -----------      -----------

 Cash flows from investing activities:
     Cost of leased machines                                     (1,934,553)        (487,289)
     Purchases of property and equipment                            (45,151)          (4,787)
                 Net cash used in investing activities           (1,979,704)        (492,076)
                                                                -----------      -----------

 Cash flows from financing activities:

     Repayment of notes payable, net                             (1,103,907)      (2,192,907)
     Repayment of long-term debt                                     (1,214)          (1,115)
                 Net cash used in financing activities           (1,105,121)      (2,194,022)
                                                                -----------      -----------

     Increase in cash                                               384,937             --
     Cash at beginning of year                                      188,586              360
                                                                -----------      -----------
     Cash at end of period                                      $   573,523              360
                                                                ===========      ===========



 Supplemental disclosure of cash flow information:
     Interest paid                                              $   147,172          212,832
                                                                ===========      ===========

                          INTERNATIONAL LOTTERY, INC.

                    Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of International Lottery, Inc. conform to generally accepted accounting principles. The financial statements for the three months ended March 31, 1997 and 1996 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies footnotes which appear in the Company's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

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

         As of March 31, 1997, the Company had sold or leased over 11,000 ITVMs and PCDMs under agreements with 18 different state lotteries, their licensees or contractors, as well as to 35 vendors of prepaid telephone calling cards. Additionally, lotteries in six states and eight foreign jurisdictions, as well as seven vendors of prepaid telephone calling cards, are either testing or have requested the Company to provide ITVMs or PCDMs for testing.

RESULTS OF OPERATIONS

         Lease revenues represented 78.6% and 60.5% of total revenues for the three months ended March 31, 1997 and 1996, respectively. This revenue mix continues to reflect the Company's primary strategy of leasing rather than selling ITVMs and PCDMs when possible. The Company believes that the consistent revenue stream provided by leases and the potential to deploy a greater number of ITVMs and PCDMs within a customer's budget justify the initial capital investment required to manufacture ITVMs and PCDMs for lease.

         The Company's revenues decreased 8% to $4,163,967 from $4,543,611 for the three months ended March 31, 1997 and 1996, respectively. The $379,644 decrease in net revenues for the three months ended March 31, 1997 was primarily the result of a decrease of 254 units sold to 123 ITVMs and PCDMs sold for the three months ended March 31, 1997, combined with an increase of 333 to 451 ITVMs deployed under leases during the three months ended March 31, 1997. Over 6,500 ITVMs and PCDMs were deployed under leases at March 31, 1997 as compared to 5,190 units deployed under leases at March 31, 1996, an increase of 26%. Other revenues increased by 51% to $362,777 for the three months ended March 31, 1997 from $240,706 for the three months ended March 31, 1996, as a result of the deployment of additional ITVMs under the service contract for ITVMs deployed in New York and the continuing service revenues from the service contract for ITVMs deployed in Maryland.

         Cost of revenues decreased 3% to $2,932,114 from $3,022,699 for the three months ended March 31, 1997 and 1996, respectively. Depreciation charged to cost of revenues increased by 8% to $932,254 from $864,052 for the three months ended March 31, 1997 and 1996, respectively, due to the additional number of machines deployed under leases. Cost of units and parts sold was $348,706 and $1,111,950 for the three months ended March 31, 1997 and 1996, respectively. Service and installation costs increased by 44% to $1,291,979 from $868,510 for the three months ended March 31, 1997 and 1996, respectively, primarily due to the increase in the number of ITVMs and PCDMs leased and serviced during the first quarter of 1997 as compared to the number leased and serviced during the first quarter of 1996. As a percentage of total revenues, cost of revenues increased by 4% to 71% from 67% for the three months ended March 31, 1997 and 1996, respectively, as the result of the initial cost of deployment of leased machines and a small increase in plant operating costs combined with the decrease in revenues.

         Gross margin decreased by 19% to $1,231,853 from $1,520,912 for the three months ended March 31, 1997 and 1996, respectively. Gross margin was impacted by deployments of a greater number of ITVMs under leases which recognizes the gross margin over the life of the lease rather than at time of shipment.

         Selling, general, and administrative expenses decreased by 5% to $886,792 from $935,308 for the three months ended March 31, 1997 and 1996, respectively. The reduction of expenses was primarily the result of lower legal fees, reflecting reduced litigation activity, combined with lower costs of insurance.

         Net interest expense decreased by 31% to $152,334 from $221,872 for the three months ended March 31, 1997 and 1996 respectively. The decrease reflects the Company's ability to finance more ITVMs and PCDMs through cash flow rather than financing.

         Net income decreased by 73% to $30,071 from $166,469 for the three months ended March 31, 1997 and 1996, respectively. The decline in the net income reflects the lower revenue for the first three months of 1997 as compared to the first three months of 1996 as well as the greater percentage of new deployment as leases rather than sales.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales arrangements. At March 31, 1997 the Company had a total of 6,536 ITVMs and PCDMs deployed under leases as compared to 5,190 at March 31, 1996.

         The Company finances its operations primarily through cash flow from operations and a revolving credit facility from Princeton Capital Finance Company ("PCFC"). Net cash provided by operations for the three months ended March 31, 1997 and 1996 was $3,469,762 and $2,686,098, respectively. The increase for the first quarter of 1997 as compared to the same period in 1996 primarily reflects the higher amount of depreciation charged to operations and a reduction in receivables and inventories. The reduction in receivables in the first quarter of 1997 is the result of collections of amounts owed from sales during the fourth quarter of 1996. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first quarter of 1996. Net cash used in investing activities was $1,979,704 and $492,076 for the three months ended March 31, 1997 and 1996, respectively, reflecting an increase of 333 to 451

ITVMs deployed under leases during the three months ended March 31, 1997. Net cash used in financing activities was $1,105,121 and $2,194,022 for the three months ended March 31, 1997 and 1996, respectively.

         The Company's working capital deficit increased by $976,274 to $1,965,704 at March 31, 1997 as compared to a deficit of $989,430 at December 31, 1996. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The larger deficit reflects the Company's use of cash generated from operations to finance the increase of leased ITVMs.

         At March 31, 1997, the Company was indebted to PCFC in the aggregate principal amount of $6,126,264 pursuant to a three year revolving credit agreement entered into as of September 21, 1995. At March 31, 1997, the Company had $6,373,736 available under this agreement.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 11 - Computation of earnings per share.

         Exhibit 27- Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERNATIONAL LOTTERY, INC.
                                          (Registrant)



Date: May 12, 1997                   /s/ L. Rogers Wells, Jr.
                                     ---------------------------------------
                                     L. Rogers Wells, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Duly Authorized Officer)


                                     /s/ Jerome J. Cain
                                     ---------------------------------------
                                     Jerome J. Cain
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


