Form 10-Q
period 1997-06-30
INTERLOTT TECHNOLOGIES INC
filed 1997-08-13
CIK 873998

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1997

                                     OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Transition Period from____ to ____

                       Commission File Number 1-12986

                        INTERLOTT TECHNOLOGIES, INC.
           (Exact name of Registrant as specified in its charter)

         Delaware                                           31-1297916
(State of Incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

                10830 Millington Ct., Cincinnati, Ohio 45242
        (Address of principal executive offices, including zip code)

                               (513) 792-7000
            (Registrant's telephone number, including area code)

                         International Lottery, Inc.
                   6665 Creek Road, Cincinnati, Ohio 45242
            (Former name and address; changed since last report)

                            --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x    No
                                      ------    ------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

           Class                                 Outstanding at August 11, 1997
----------------------------                     -------------------------------
Common Stock, $.01 Par Value                             3,210,000 shares

                                Page 1 of 14
                          Exhibit Index on page 12

                        INTERLOTT TECHNOLOGIES, INC.

                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1997

                              TABLE OF CONTENTS

     ITEM                                                                                              PAGE
     NUMBER                PART I.  FINANCIAL INFORMATION                                             NUMBER
     ------                                                                                           ------
         1                 Financial Statements:

                           Condensed Balance Sheets (unaudited) as of
                           June 30, 1997 and December 31, 1996                                            3

                           Condensed Statements of Income
                           for the three months and six months
                           ended June 30, 1997 and 1996                                                   4

                           Condensed Statements of Cash Flows
                           for the six months ended June 30, 1997 and 1996                                5

                           Notes to Condensed Financial Statements                                        6

         2                 Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                7-9

         3                 Quantitative and Qualitative Disclosure about
                           Market Risk                                                                    9

                           PART II.  OTHER INFORMATION

         4                 Submission of Matters to a vote of Security Holders                           10

         6                 Exhibits and Reports on Form 8-K                                              10

                           SIGNATURES                                                                    11

                           Exhibit Index                                                                 12

ITEM 1. FINANCIAL STATEMENTS               PART I.  FINANCIAL INFORMATION

                         INTERLOTT TECHNOLOGIES, INC.

                     CONDENSED BALANCE SHEETS (UNAUDITED)

                     JUNE 30, 1997 AND DECEMBER 31, 1996

 ASSETS                                                                         June 30, 1997  December 31,1996
                                                                                -------------  ----------------
Current assets:
    Cash                                                                          $    63,301     $   188,586
    Accounts receivable, less allowance for doubtful accounts of $131,033
          in 1997 and $115,425 in 1996                                              2,388,313       3,217,019
    Net investment in sales - type lease                                              286,338              --
    Inventories                                                                     3,956,136       5,086,547
    Prepaid expenses                                                                  206,587         154,254
                                                                                  -----------     -----------
                                 Total current assets                               6,900,675       8,646,406
Property and equipment:
    Leased machines                                                                24,219,161      20,872,885
    Machinery and equipment                                                           382,431         318,360
    Building and improvements                                                         265,153         195,225
    Furniture and fixtures                                                            120,097          36,495
                                                                                  -----------     -----------
                                                                                   24,986,842      21,422,965
    Less accumulated depreciation and amortization                                 12,220,941      10,192,638
                                                                                   12,765,901      11,230,327
Product development rights, net of accumulated amortization of $476,666 in 1997       623,334         660,000
 and $440,000 in 1996
Net Investment in sales-type lease                                                  1,145,352              --
Deferred tax asset                                                                    423,000         456,000
                                                                                  -----------     -----------
                                                                                  $21,858,262     $20,992,733
                                                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                 $ 6,227,146     $ 7,230,171
    Current installments of long-term debt                                              3,520           5,641
    Accounts payable                                                                1,607,567         924,213
    Accounts payable - related party                                                  363,095         306,529
    Accrued expenses                                                                1,053,097       1,067,532
    Income taxes payable                                                              287,250         101,750
                                                                                  -----------     -----------
                                 Total current liabilities                          9,541,675       9,635,836
Deferred tax liablility                                                               152,700              --
Long-term debt, excluding current installments                                             --             328
Notes payable - related parties                                                       479,000         479,000
                                                                                  -----------     -----------
                                 Total liabilities                                 10,173,375      10,115,164
Series A preferred stock, $.01 par value, 20,000,000  shares authorized,
    1,335,000 issued and outstanding                                                1,335,000       1,335,000

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
       shares issued and outstanding at June 30, 1997 and December 31, 1996            32,100          32,100
    Additional paid-in capital                                                     10,376,017      10,376,017
    Accumulated deficit                                                               (58,230)       (865,548)
                                                                                  -----------     -----------
                                Total stockholders' equity                         10,349,887       9,542,569
                                                                                  -----------     -----------
                                                                                  $21,858,262     $20,992,733
                                                                                  ===========     ===========


See accompanying notes to condensed financial statements.

                         INTERNATIONAL LOTTERY, INC.

                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)

           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                                     --------                     --------
Revenues:                                      1997          1996           1997          1996
                                               ----          ----           ----          ----
     Machine and parts sales                $2,900,048    $2,180,874    $ 3,428,992    $3,735,146

     Machine leases                          3,648,938     2,833,817      6,921,184     5,582,450

     Other                                     382,222       309,113        744,999       549,819
                                            ----------    ----------    -----------    ----------
                                             6,931,208     5,323,804     11,095,175     9,867,415
Cost of revenues                             4,453,598     3,722,567      7,385,712     6,745,266
                                            ----------    ----------    -----------    ----------
     Gross profit                            2,477,610     1,601,237      3,709,463     3,122,149

Operating expenses:

     Selling, general, and administrative      914,410       819,141      1,801,202     1,754,449
        expenses

     Research and development costs            113,373        48,004        256,029       225,267
                                            ----------    ----------    -----------    ----------
        Total operating expenses             1,027,783       867,145      2,057,231     1,979,716
                                            ----------    ----------    -----------    ----------
        Operating income                     1,449,827       734,092      1,652,232     1,142,433
Other income  (expense):

     Interest expense                         (181,383)     (156,142)      (334,183)     (382,757)

     Interest income                                 3         2,884            469         7,627
                                            ----------    ----------    -----------    ----------
                                              (181,380)     (153,258)      (333,714)     (375,130)
                                            ----------    ----------    -----------    ----------
     Income before income taxes              1,268,447       580,834      1,318,518       767,303

Income taxes                                   491,200       145,500        511,200       165,500
                                            ----------    ----------    -----------    ----------
     Net income                             $  777,247    $  435,334    $   807,318    $  601,803
                                            ==========    ==========    ===========    ==========
     Net income per share                   $      .24    $      .14    $       .25    $      .19
                                            ==========    ==========    ===========    ==========


          See accompanying notes to condensed financial statements.

                         INTERLOTT TECHNOLOGIES, INC.

                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                   Six Months Ended
                                                                        June 30,

                                                                  1997          1996
                                                                  ----          ----
Cash flows from operating activities:
    Net income                                              $   807,318    $   601,803
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization                             2,064,969      1,831,847
    Deferred income taxes                                       185,700             --
    Decrease in accounts receivable                             542,368        852,315
    Decrease (increase) in inventories                        1,130,411        (88,780)
    Increase in prepaid expenses                                (52,333)       (29,421)
    Increase in accounts payable                                683,354        624,209
    Increase in accounts payable - related party                 56,566        272,873
    Increase (decrease) in accrued expenses                     (14,435)        81,743
    Increase in income taxes payable                            185,500        113,000
                                                            -----------    -----------
                Net cash provided by operating activities     5,589,418      4,259,589
                                                            -----------    -----------
Cash flows from investing activities:
    Cost of leased machines                                  (3,346,276)    (1,042,264)
    Purchases of property and equipment                        (217,601)       (26,008)
    Increase in investment in sales-type leases              (1,145,352)            --
                                                            -----------    -----------
                   Net cash used in investing activities     (4,709,229)    (1,068,272)
                                                            -----------    -----------
Cash flows from financing activities:
   Repayment of notes payable, net                           (1,003,025)    (3,183,232)
   Repayment of long-term debt                                   (2,449)        (2,242)
                                                            -----------    -----------
                 Net cash used in financing activities       (1,005,474)    (3,185,474)
                                                            -----------    -----------
   Increase (decrease) in cash                                 (125,285)         5,843

   Cash at beginning of year                                    188,586            360
                                                            -----------    -----------
   Cash at end of period                                    $    63,301    $     6,203
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid                                            $   329,402    $   371,966
                                                            ===========    ===========



See accompanying notes to condensed financial statements

                         INTERLOTT TECHNOLOGIES, INC.

                   Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the six months ended June 30, 1997 and 1996 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies which appears in the Company's 1996 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1996 Annual Report on Form 10K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Interlott Technologies, Inc. (the "Company") manufactures instant ticket vending machines ("ITVMs") and telephone card dispensing machines ("PCDMs") that dispense instant lottery tickets and prepaid telephone calling cards without the assistance of an employee of the lottery or the telephone card vendor. The Company derives its revenues from (i) the lease of ITVMs and PCDMs,
(ii) the sale of ITVMs and PCDMs, (iii) and to a lesser extent the service agreements and the sale of parts for ITVMs and PCDMs.

         As of June 30, 1997, the Company had sold or leased over 12,000 ITVMs and PCDMs under agreements with twenty-four different lotteries, their licensees or contractors, and over forty vendors of prepaid telephone calling cards. Additionally, both domestic and international lotteries, as well as numerous vendors of prepaid telephone calling cards, are either testing or have requested the Company to provide ITVMs or PCDMs for testing.

RESULTS OF OPERATIONS

         The Company's net revenues increased 30% to $6,931,208 from $5,323,804 for the three months, and 12% to $11,095,175 from $9,867,415 for the six months ended June 30, 1997 and 1996, respectively. Revenues from sales of ITVMs and PCDMs increased 33% to $2,900,048 from $2,180,874 for the three months ended June 30, 1997 and 1996, respectively and decreased 8% to $3,428,992 from $3,735,146 for the six months ended June 30, 1997 and 1996, respectively. The fluctuation in revenues from sales is primarily the result of the number and types of units sold rather than a change in unit pricing. Revenues from sales include leased ITVMs categorized as sales-type leases for the lease of 195 ITVMs to the New Mexico Lottery. Revenues from operating leases increased 29% to $3,648,938 from $2,833,817 for the three months, and 24% to $6,921,184 from
$5,582,450 for the six months ended June 30, 1997 and 1996, respectively. Operating lease revenues as a result of a increase to 6,838 from 5,393 ITVMs and PCDMs under lease at June 30, 1997 and 1996 respectively. The increase in the number of leased machines results from initial deployment of ITVMs in Florida and Minnesota, and PCDMs to various telephone card providers , as well as additional ITVMs deployed in Colorado, Indiana and Texas. The increase in lease revenues primarily results from the increased number of units under lease rather than an increase in unit lease pricing. Lease revenues represented 53% of total revenues for each of the three months, and 62% and 57% of total revenues for the six months ended June 30, 1997 and 1996, respectively.

         Cost of revenues increased 20% to $4,453,598 from $3,722,567 for the three months, and increased 9% to $7,385,712 from $6,745,266 for the six months ended June 30, 1997 and 1996, respectively. Depreciation charged to cost of revenues increased 16% to $1,034,049 from $890,986 for the three months, and increased 12% to $1,966,303 from $1,755,038 for the six months, ended June 30, 1997 and 1996, respectively. Service and installation costs increased 30% to $1,305,007 from $1,001,099 for the three months, and increased 39% to $2,596,986 from $1,869,609 for the six months, ended June 30, 1997 and 1996, respectively, primarily due to the increase in the number of ITVMs and PCDMs deployed rather than an incremental cost per machine. Gross profit percentage increased 6% to 36% from 30% for the three months and increased 1% to 33% from 32% for the six months, ended June 30, 1997 and 1996, respectively. The decrease in the cost of revenues as a percentage of total net revenues reflects improved pricing on units sold, combined with continued lease revenues from fully depreciated ITVMs.

         Selling, general, and administrative expenses increased 12% to $914,410 from $819,141 for the three months, and 3% to $1,801,202 from $1,754,449 for the six months, ended June 30, 1997 and 1996, respectively. Costs associated with the relocation of corporate offices, the 1996 Annual Report and 1997 Annual Meeting were the primary factors related to the increase in cost for both the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

         Net interest expense increased 18% to $181,380 from $ 153,258 for the three months, and decreased 11% to $333,714 from $375,130 for the six months, ended June 30, 1997 and 1996, respectively. The changes reflect the difference in the average amounts outstanding rather than a change in interest rate. Interest rates charged to the Company remained relatively stable throughout the periods.

         Income before income taxes increased 118% to $1,268,477 from $580,834 for the three months, and 72% to $1,318,518 from $767,303 for the six months, ended June 30, 1997 and 1996, respectively. The improvement reflects the positive impact of lease revenues generated in the current periods from ITVMs and PCDMs deployed in prior periods.

         As a result of the foregoing factors, net income increased 79% to $777,247 from $435,534 for the three months, and increased 34% to $807,318 from $601,803 for the six months, ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and a longer-term payout than sales. At June 30, 1997 the Company had a total of 7,033 ITVMs and PCDMs deployed under leases as compared to 5,393 ITVMs at June 30, 1996.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Princeton Capital Finance Company ("PCFC") entered into as of September 21, 1995. Net cash provided by operations for the six months ended June 30, 1997 and 1996 was $5,589,418 and $4,259,589, respectively. The increase for the first six months of 1997 as compared to the same period in 1996 reflects the improved net income of the Company, the increased depreciation charged to operations, and a reduction in receivables and inventories. The reduction in receivables in the first six months of 1997 is the result of collections of amounts owed from sales during the fourth quarter of 1996 and the first quarter of 1997. The decrease in inventories is the result of deploying ITVMs and PCDMs manufactured in the fourth quarter of 1996. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first six months of 1996. Net cash used in investing activities was $4,709,229 and $1,068,272 for the six months ended June 30, 1997 and 1996, respectively. This increase reflects the increase of over 900 ITVMs and PCDMs deployed under lease in the first six months of 1997 as compared to just over 300 ITVMs deployed under lease in the first six months of 1996. Net cash used in financing activities was $1,005,474 for the six months ended June 30, 1997, as compared to $3,185,474 for the six months ended June 30, 1996.

         The company's working capital deficit increased by $1,651,570 to $2,641,000 at June 30, 1997, as compared to the deficit of $989,430 at December 31, 1996. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The larger deficit as of June 30, 1997 reflects the Company's use of cash generated from operations to finance the increased number of leased ITVMs and PCDMs.

         At June 30, 1997, the Company was indebted to PCFC in the aggregate principal amount of $6,227,146 and had $6,272,854 available under this credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The 1997 Annual Meeting of Shareholders was held on May 8, 1997.

(b) The shareholders voted 2,758,055 shares in the affirmative and 100 shares in the negative, with 300 shares abstaining to amend the Company's certificate of Incorporation to change the name of the Company from International Lottery, Inc. to Interlott Technologies, Inc.

(c)      Election of directors

     (1) The shareholders voted 2,758,455 shares in the affirmative, which were all shares voted, for the re-election of Mr. Gary S. Bell, Mr. Edmund F. Turek and Mr. L. Rogers Wells to a three year term as a director of the Company.

(d) The shareholders voted 2,756,745 shares in the affirmative, with 1,710 shares abstaining, for the ratification of the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending December 31,1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Exhibit 11 - Computation of earnings per share
         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INTERLOTT TECHNOLOGIES, INC.
                                                           (Registrant)

Date: August 11, 1997

                                                    /s/ L. Rogers Wells, Jr.
                                                    ----------------------------
                                                    L. Rogers Wells, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                    (Duly Authorized Officer)

                                                    /s/ Jerome J. Cain
                                                    ----------------------------
                                                    Jerome J. Cain
                                                    Chief Financial and
                                                    Accounting Officer

                                EXHIBIT INDEX

  Exhibit Number                  Description                     Page Number
  --------------                  -----------                     -----------

         11            Computation of earnings per share              13


         27            Financial data schedule(for SEC use only)      14