Form 10-Q
period 1997-09-30
INTERLOTT TECHNOLOGIES INC
filed 1997-11-13
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1997

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                                Outstanding at November 11, 1997
----------------------------                   --------------------------------
Common Stock, $.01 Par Value                              3,210,000 shares


                                  Page 1 of 14
                            Exhibit Index on page 12

                          INTERLOTT TECHNOLOGIES, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                                           PAGE
NUMBER              PART I.  FINANCIAL INFORMATION                                             NUMBER
------                                                                                         ------
   1                Financial Statements:
                    Condensed Balance Sheets as of

                    September 30, 1997 and December 31, 1996                                      3

                    Condensed Income Statements for the
                    three months and nine months
                    ended September 30, 1997 and 1996                                             4

                    Condensed Statements of Cash Flows
                    for the nine months ended September 30, 1997 and 1996                         5

                    Notes to Condensed Financial Statements                                       6

   2                Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                            7 - 10

   3                Quantitative and Qualitative Disclosures About
                    Market Risk                                                                  10

                    PART II.  OTHER INFORMATION

   6                Exhibits and Reports on Form 8-K                                             11

                    SIGNATURES                                                                   12

                    Exhibit Index                                                                13

Item 1.  Financial Statement

                         PART I. FINANCIAL INFORMATION

                          INTERLOTT TECHNOLOGIES, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

ASSETS                                                                           September 30, 1997  December 31,1996
                                                                                 ------------------  ----------------
Current assets:
    Cash                                                                              $   144,421      $    188,586
    Accounts receivable, less allowance for doubtful accounts of $145,803
    at September 30, 1997 and $115,425 at December 31 1996                              2,831,842         3,217,019
    Net investment in sales-type lease                                                    286,338                --
    Inventories                                                                         5,825,430         5,086,547
    Prepaid expenses                                                                      136,329           154,254
                                                                                      -----------      ------------
                 Total current assets                                                   9,224,360         8,646,406
Property and equipment:
    Leased machines                                                                    24,906,799        20,872,885
    Machinery and equipment                                                               466,533           318,360
    Building and improvements                                                             265,153           195,225
    Furniture and fixtures                                                                124,359            36,495
                                                                                      -----------      ------------
                                                                                       25,762,844        21,422,965
    Less accumulated depreciation and amortization                                     13,205,140        10,192,638
                                                                                      -----------      ------------
                                                                                       12,557,704        11,230,237

Product development rights, net of accumulated amortization of $494,999 in 1997
and $440,000 in 1996                                                                      605,001           660,000
Net Investment in sales-type lease                                                      1,054,317                --
Deferred tax asset                                                                        408,000           456,000
                                                                                      -----------      ------------
                                                                                      $23,849,382      $ 20,992,733
                                                                                      ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                     $ 8,902,756      $  7,230,171
    Current installments of long-term debt                                                  2,261             5,641
    Accounts payable                                                                      766,309           924,213
    Accounts payable - related party                                                      365,920           306,529
    Accrued expenses                                                                    1,150,872         1,067,532
    Income taxes payable                                                                  137,050           101,750
                                                                                      -----------      ------------
                 Total current liabilities                                             11,325,168         9,635,836

Deferred tax liability                                                                   152,700                --
Long-term debt, excluding current installments                                                 --               328
Notes payable, excluding current portion - related parties                                479,000           479,000
                                                                                      -----------      ------------

                 Total liabilities                                                     11,956,868        10,115,164
Series A preferred stock, $.01 par value, 20,000,000  shares authorized,
1,335,000 issued and outstanding                                                        1,335,000         1,335,000

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
    shares issued and outstanding at September 30, 1997 and December 31, 1996              32,100            32,100
    Additional paid-in capital                                                         10,376,017        10,376,017
    Retained earnings (accumulated deficit)                                               149,397          (865,548)
                                                                                      -----------      ------------
                 Total stockholders' equity                                            10,557,514         9,542,569
                                                                                      -----------      ------------
                                                                                      $23,849,382      $ 20,992,733
                                                                                      ===========      ============


            See accompanying notes to condensed financial statements

                          INTERLOTT TECHNOLOGIES, INC.

                    CONDENSED INCOME STATEMENTS (UNAUDITED)

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                   Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                                      -------------                         -------------
Revenues:                                       1997                1996              1997                1996
                                               -----               -----              ----                ----
     Machine and parts sales                $   566,664       $    760,268       $  3,995,656       $  4,495,414

     Machine leases                           2,823,809          2,989,383          9,744,993          8,571,833

     Other                                      451,463            339,179          1,196,462            888,998
                                            -----------       ------------       ------------       ------------
                                              3,841,936          4,088,830         14,937,111         13,956,245

Cost of revenues                              2,314,736          2,697,071          9,700,448          9,442,337
                                            -----------       ------------       ------------       ------------
  Gross margin                                1,527,200          1,391,759          5,236,663          4,513,908

Operating expenses:

  Selling, general, and administrative          931,634            759,774          2,732,836          2,514,223
    expenses

  Research and development costs                177,168            120,248            433,197            345,515
                                            -----------       ------------       ------------       ------------
    Total operating expenses                  1,108,802            880,022          3,166,033          2,859,738
                                            -----------       ------------       ------------       ------------
    Operating income                            418,398            511,737          2,070,630          1,654,170

Other income (expense):

     Interest expense                          (201,000)          (135,000)          (535,183)          (517,757)

     Interest income                             25,029              2,237             25,498              9,864
                                            -----------       ------------       ------------       ------------
                                               (175,971)          (132,763)          (509,685)          (507,893)
                                            -----------       ------------       ------------       ------------
     Income before income taxes                 242,427            378,974          1,560,945          1,146,277

Income taxes                                     34,800             90,500            546,000            256,000
                                            -----------       ------------       ------------       ------------
     Net income                             $   207,627       $    288,474       $  1,014,945       $    890,277
                                            ===========       ============       ============       ============
     Net income per share                   $       .06       $        .09       $        .31       $        .28
                                            ===========       ============       ============       ============


           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                 Nine Months Ended
                                                                                  September 30,
                                                                                  -------------

                                                                               1997              1996
                                                                               ----              ----
Cash flows from operating activities:
    Net income                                                             $ 1,014,945       $   890,277
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            3,067,501         2,818,836
    Deferred income taxes                                                       48,000                --
    Decrease in accounts receivable                                             98,839           866,510
    Decrease (Increase) in inventories                                        (738,883)           24,969
    Decrease in prepaid expenses                                                17,925           137,470
    Increase (decrease) in accounts payable                                   (157,904)           25,876
    Increase in accounts payable - related party                                59,391           392,799
    Increase in accrued expenses                                                83,340           103,354
    Increase in income taxes payable                                           188,000           194,750
                                                                           -----------       -----------
                Net cash provided by operating activities                    3,681,154         5,454,841
                                                                           -----------       -----------

Cash flows from investing activities:
    Cost of leased machines                                                 (4,033,914)       (2,528,034)
    Purchases of property and equipment                                       (305,965)          (26,008)
    Increase in investment in sales-type lease                              (1,054,317)               --
                                                                           -----------       -----------
                   Net cash used in investing activities                    (5,394,196)       (2,554,042)
                                                                           -----------       -----------

Cash flows from financing activities:
   (Repayment of) proceeds from notes payable, net                           1,672,585        (2,794,022)
   Repayment of long-term debt                                                  (3,708)           (3,395)
                                                                           -----------       -----------
                 Net cash provided by (used in) in financing activities      1,668,877        (2,797,417)
                                                                           -----------       -----------
   Increase (decrease) in cash                                                 (44,165)          103,382


   Cash at beginning of year                                                   188,586               360
                                                                           -----------       -----------
   Cash at end of period                                                   $   144,421       $   103,742
                                                                           ===========       ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                           $   528,332       $   492,691
                                                                           ===========       ===========
   Income taxes paid                                                       $   310,000       $    61,250
                                                                           ===========       ===========



            See accompanying notes to condensed financial statements

                          INTERLOTT TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements

Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the nine months ended September 30, 1997 and 1996 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies which appears in the Company's 1996 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1996 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

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

         As of September 30, 1997, the Company had sold or leased over 12,000 ITVMs and PCDM's under agreements with twenty-four different lotteries, their licensees or contractors, and over forty vendors of prepaid telephone calling cards. Additionally, both domestic and international lotteries, as well as numerous vendors of prepaid telephone calling cards, are either testing or have requested the Company to provide ITVMs or PCDMs for testing.

RESULTS OF OPERATIONS

         The Company's net revenues decreased 6% to $3,841,936 from $4,088,830 for the three months and increased 7% to $14,937,111 from $13,956,245 for the nine months ended September 30, 1997 and 1996, respectively. Revenues from sales of ITVMs and PCDMs decreased 26% to $566,664 from $760,268 for the three months ended September 30,1997 and 1996, respectively, and decreased 11% to $3,995,656 from $4,495,414 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in revenues from sales is primarily the result of reduced sales volume which is attributable to fewer units being sold in 1997 than in 1996. Revenues from operating leases decreased 6% to $2,823,809 from $2,989,383 for the three months, and increased 14% to $9,744,993 from $8,571,833 for the nine months, ended September 30,1997 and 1996, respectively. The decrease in operating lease revenues for the three months ended September 30, 1997 is a result of existing units remaining in the field, at a lower lease rate, under a new contract with the Ohio Lottery, combined with a net decrease in the units in the field. The decrease of units in the field was the result of certain units being removed prior to deployment of new units under the new contract. Lease revenue increased 14% to $9,744,993 from $8,571,833 as a result of the increase in the number of units under lease at September 30, 1997 as compared to the number of units under lease at September 30, 1996. A total of 6,757 ITVMs and PCDMs were under lease at September 30, 1997 as compared to 5,836 ITVMs and PCDMs under lease at September 30, 1996. During the three months ended September 30, 1997 the total number of units deployed under leases decreased as the result of ITVMs being removed from the field prior to the deployment of replacement ITVMs under the new Ohio lease contract. Deployment of the replacement ITVMs began in the fourth quarter in accordance with the request of the Ohio Lottery. Other than the existing units maintained under the new contract, lease pricing has remained stable, and the changes in revenue reflect the change in units rather than a change in pricing.

         Cost of revenues decreased by 14% to $2,314,736 from $2,697,071 for the three months ended September 30, 1997 and 1996, respectively. The decrease in ITVMs and PCDMs sold along with lower depreciation based on the establishment of an estimated residual value of the units leased, combined with the recognition of a higher absorption rate of manufacturing overhead costs, were the primary reason for the decrease in cost of revenues for the three months ended September 30, 1997 as compared to the same period in 1996. Cost of revenues increased 3% to $9,700,448 from $9,442,337 for the nine months ended September 30, 1997 and 1996, respectively. Higher manufacturing expenses, higher depreciation due to the greater number of leased units, and higher cost of service due to the greater number of machines being maintained were primarily responsible for the increase. As a result of these factors, the gross margin increased 10% to $1,527,200 from $1,391,759 for the three months and increases 16% to $5,236,663 from $4,513,908 for the nine months end September 30, 1997 and 1996 respectively.

         Selling, general, and administrative expenses increased 23% to $931,634 from $759,774 for the three months and 9% to $2,732,836 from $2,514,223 for the nine months, ended September 30, 1997 and 1996, respectively. Costs associated with manufacturing software conversion, the new office facility, and participation in trade and industry shows were the primary factors resulting in the increase in selling, general and administrative expenses for the three months ended September 30, 1997 as compared to the same period in 1996.

         Research and development costs increased 47% to $177,168 from $120,248 for the three months and increased 25% to $433,197 from $345,515 for the nine months ended September 30, 1997 and 1996, respectively. Continuing development of variations of the Company's dispensing equipment resulted in these increases.

         Net interest expense increased 33% to $175,971 from $132,763 for the three months and increased less than 1% to $509,685 from $507,893 for the nine months, ended September 30, 1997 and 1996, respectively. The changes reflect the difference in the average amounts of loans outstanding rather than a change in interest rate. Borrowings increased during the year as the number of ITVMs and PCDMs under lease increased. Interest rates charged to the Company remained relatively stable throughout the periods.

         Income before income taxes decreased 36% to $242,427 from $378,974 for the three months, and increased 36% to $1,560,945 from $1,146,277 for the nine months, ended September 30, 1997 and 1996 respectively. The improvement reflects the positive impact of lease revenues generated in the current periods from ITVMs and PCDMs deployed in prior periods.

         As a result of the forgoing factors, net income decreased 28% to $207,627 from $288,474 for the three months and increased 14% to $1,014,945 from $890,277 for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and a longer-term payout than sales. At September 30, 1997 the Company had a total of 6,757 ITVMs and PCDMs deployed under leases as compared to 5,836 ITVMs and PCDMs at September 30, 1996.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Mercantile Business Credit, Inc.("MBCI") entered into as of October 29, 1997. The Credit facility with MBCI is a $15,000,000 three year credit line, secured by a lien on all of the assets of the Company. This facility replaces the existing $12,500,000 facility with Princeton Capital Finance Company, Inc.. The rate of interest on this loan is prime or LIBOR plus two percent. Net cash provided by operations for the nine months ended September 30, 1997 and 1996 was $ 3,681,154 and $5,454,841, respectively. The reduction for the first nine months of 1997 as compared to the same period in 1996 results primarily from the increase in inventory to manufacture ITVMs and PCDMs to be deployed in the fourth quarter of 1997, a reduction in accounts payable and accrued expenses, and basically no change in accounts receivable. This activity compares to a significant reduction in receivables, an increase in accounts payable and accrued expenses and a slight decrease in inventories for the same period in 1996. The increased depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first nine months of 1996.

          Net cash used in investing activities was $5,394,196 and $ 2,554,042 for the nine months ended September 30, 1997 and 1996, respectively. This increase reflects the increase of larger and higher value ITVMs and PCDMs deployed under lease in the first nine months of 1997 as compared to units deployed under lease in the first nine months of 1996.

         Net cash proceeds from financing activities was $1,668,877 for the nine months ended September 30, 1997 as compared to $2,797,417 net cash used in financing activities for the nine months ended September 30, 1996. The change is result of borrowing to fund the increase in leased ITVMs and PCDMs, inventory and reduction of current liabilities.

         The Company's working capital deficit increased by $1,111,378 to $2,100,808 at September 30, 1997 as compared to a deficit of $989,430 at December 31, 1996. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The deficit as of September 30, 1997 reflects the Company's use of cash generated from operations to finance the increased number of leased ITVMs and PCDMs.

At September 30, 1997, the Company was indebted to PCFC in the aggregate principal amount of $8,902,756 and had $3,597,244 available under this credit facility.

RECENT DEVELOPMENTS

         None

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits.

         Exhibit 11 - Computation of earnings per share

         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K. No Current Reports on Form 8-K were filed by the
         Company during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERLOTT TECHNOLOGIES, INC.
                                                (Registrant)

Date: November 11, 1997                 /s/ L. Rogers Wells, Jr.
                                        -----------------------------------
                                        L. Rogers Wells, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


                                        /s/ Jerome J. Cain
                                        -----------------------------------
                                        Jerome J. Cain
                                        Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number              Description                         Page Number
--------------              -----------                         -----------
      11            Computation of earnings per share               14


      27            Financial data schedule (for SEC use only)      15