Form 10-K405
period 1997-12-31
INTERLOTT TECHNOLOGIES INC
filed 1998-03-31
CIK 873998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From _____ to ____

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

                 10830 Millington Court, Cincinnati, Ohio 45242
          (Address of principal executive offices, including zip code)

                                 (513) 792-7000
              (Registrant's telephone number, including area code)

                                  ------------

          Securities registered pursuant to Section 12(b) of the Act:


      Title of each class            Name of each exchange on which registered
---------------------------------    -----------------------------------------
Common Stock, $.01 Par value                  American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                  ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 25, 1998 was $10,312,500. There were 3,210,000 shares of Common Stock outstanding as of March 25, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report are incorporated by reference in
Part II hereof. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 7, 1998 are incorporated by reference in Part III hereof.

                          INTERLOTT TECHNOLOGIES, INC.
                           Annual Report On Form 10-K
                   For the Fiscal Year Ended December 31, 1997

                                Table of Contents

Item                                                                                                            Page
Number                                                                                                          Number
------                                                                                                          ------
                                                             PART I

   1.    Business.........................................................................................        3

   2.    Properties.......................................................................................       23

   3.    Legal Proceedings................................................................................       23

   4.    Submission of Matters to a Vote of Security Holders..............................................       24

   4(A). Executive Officers of the Registrant.............................................................       24

                                                             PART II

   5.    Market for Registrant's Common Equity and Related Stockholder Matters............................       25

   6.    Selected Financial Data..........................................................................       25

   7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............       26

   7(A). Quantitative and Qualitative Disclosure About Market Risk .......................................       26

   8.    Financial Statements and Supplementary Data......................................................       26

   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............       26

                                                            PART III

  10.    Directors and Executive Officers of the Registrant...............................................       26

  11.    Executive Compensation...........................................................................       27

  12.    Security Ownership of Certain Beneficial Owners and Management...................................       27

  13.    Certain Relationships and Related Transactions...................................................       27

                                                             PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................       27

                                       SIGNATURES.........................................................       30

                                       INDEX OF FINANCIAL STATEMENT SCHEDULES.............................       S-1

                                       INDEX OF EXHIBITS..................................................       E-1

                                     PART I

ITEM 1. BUSINESS

General

In addition to historical information, this report and the Company's 1997 Annual Report include forward looking statements and information based on management's beliefs, plans, expectations and assumptions and on currently available information. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions used in this report and the 1997 Annual Report are intended to identify forward looking statements, although this report and the 1997 Annual Report also contains other forward looking statements. The forward looking statements in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, many of which are beyond the Company's control. Such factors include particularly, but are not limited to, the level of market acceptance of ITVMs and PCDMs generally as well as the demand for the Company's ITVMs and PCDMs. As a result of the various risks, uncertainties and assumptions underlying the forward looking statements in this report and the 1997 Annual Report, the Company's future actions, financial condition, results of operations and stockholder values could differ materially from any forward looking statement made by the Company. All written or oral forward looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements that explain or qualify the foward looking statements.

Interlott Technologies, Inc. (the "Company") is engaged primarily in the design, manufacture, sale, lease and service of instant winner lottery ticket vending machines ("ITVMs"). ITVMs are used by public lotteries operated by states and foreign public entities to dispense instant winner lottery tickets primarily in retail locations such as supermarkets and convenience stores. An instant lottery commonly is played by players scratching off a latex coating from a pre-printed ticket or tearing pull-tabs from a pre-printed ticket to determine the outcome of the game. The Company's ITVMs dispense instant lottery tickets without the assistance of an employee of the lottery instant ticket retailer or agent, thereby permitting the retailer or agent to sell tickets without disrupting the normal duties of its employees.

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

As of December 31, 1997, the Company had sold or leased 12,414 ITVMs under agreements with 22 different state lotteries and six foreign jurisdictions, or their licensees or contractors. The Company was awarded four of the five domestic ITVM contracts that were awarded in 1996 and five of the six contracts that were awarded in 1997. Additionally, lotteries in eight states and eight foreign jurisdictions currently are testing the Company's ITVMs or have requested the Company to provide ITVMs for testing.

The Company continually seeks to enhance its existing product lines and develop new products. The Company has developed a prepaid phone card dispensing machine ("PCDM") that enables providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations without the assistance of an employee of the retailer. The dispensing process used in the Company's PCDM incorporates the same patented technology used in the Company's PTVM, and the Company believes that this dispensing technology is superior to any other PCDM dispensing technology on the market. Sales of the Company's PCDMs began in the latter part of 1995, and as of December 31, 1997, the Company had sold or leased a total of 695 PCDMs. PCDM revenues in 1996 and 1997 represented 2% and 2.5% of total revenues, respectively.

The Company was incorporated on February 20, 1990 under the laws of Ohio and was reincorporated under the laws of Delaware on March 18, 1994. In April 1994, the Company completed an initial public offering of Common Stock, and the Company's Common Stock now trades on the American Stock Exchange under the symbol "ILI."

Industry Overview

         ITVMS

         The popularity and success of lotteries has increased worldwide in recent years, and the popularity of instant lotteries has increased at a rate that is greater than that of lotteries generally. Currently 37 states and the District of Columbia operate lotteries as compared to 29 states as of June 30, 1989, and 37 states and the District of Columbia currently operate instant lotteries as compared to 28 states as of June 30, 1989. The Company believes that factors contributing to the rapid growth in the popularity and success of instant ticket games, which now comprise 45% of total lottery sales in the United States as compared to 24% in 1989, include more sophisticated marketing techniques, the introduction of new state instant ticket lotteries, a broader appeal among lottery consumers and increased technological advances in the distribution of instant tickets.

         ITVMs were first deployed to serve the instant lottery market in 1991, and the market for ITVMs has grown rapidly in subsequent years. The number of installed ITVMs has increased from approximately 900 in 2 states in 1991 to approximately 24,100 in 31 states, the District of Columbia and eight foreign jurisdictions as of December 31, 1997. Three states and four foreign jurisdictions currently are testing or preparing to test ITVMs in the field, and the Company believes that several other states and foreign jurisdictions are considering the use of ITVMs. Additionally, because states that utilize ITVMs typically introduce the ITVMs into the instant ticket distribution system in stages (preferring to test retail reception to a limited initial deployment of ITVMs before fully committing funds to the deployment of a significantly larger number of ITVMs), the Company believes that states currently utilizing ITVMs represent a growing market for the Company's ITVMs.

         Although the Company believes that sales of instant lottery tickets and the use of ITVMs will continue to increase, any decline in the popularity of instant lottery games or in the market acceptance of ITVMs, as well as any other event that results in a decrease in leasing or purchasing ITVMs by lotteries, would have a material adverse effect on the Company. The Company's ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITVMs, orders for additional ITVMs by the lotteries that currently utilize ITVMs, the implementation of programs that use ITVMs to distribute tickets in the six additional states as well as foreign jurisdictions that have instant ticket lotteries, and the approval of lotteries by the remaining states and foreign jurisdictions. Future orders of ITVMs by lotteries will depend in large part on continued market acceptance of ITVMs, of which there can be no assurance. Accordingly, there can be no assurance that any significant number of jurisdictions will implement or expand lottery programs that utilize ITVMs.

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

         The use of PCDMs as a method of distribution of prepaid telephone calling cards has paralleled the market acceptance of the card. PCDMs are now being used successfully to sell prepaid telephone calling cards in truck stops, military bases, convenience stores, airports, and numerous other types of retail locations. The Company believes that the sale of prepaid long distance calling cards and the use of PCDMs are in the very early stages of market development in the United States and anticipates the continued development of the market. However, any decline in the popularity of prepaid telephone calling cards or in the market acceptance of PCDMs would limit the Company's ability to generate revenues and earnings from its PCDMs. There can be no assurance that the Company will be able to develop successfully the market for its PCDMs.

Business Strategy

         The Company's business strategy involves the following elements:

         - Expansion of the Company's ITVM into new domestic and international markets. Lotteries are becoming increasingly aware of the success of ITVMs in increasing instant ticket revenues, and many domestic and international jurisdictions are currently testing and evaluating ITVMs. In the United States, the Company currently is testing or preparing for testing of ITVMs for lotteries in Idaho, Indiana and West Virginia. Internationally, the Company currently is testing or preparing for testing of ITVMs for lotteries in Costa Rica, France, Quebec and Switzerland. The Company plans to expand further into new and existing lottery jurisdictions by expanding its marketing efforts and lowering the cost associated with the procurement of its ITVMs. The Company also intends to continue to aggressively market its ITVM products and services to its existing customers to encourage expanded use of ITVMs in existing distribution systems.

         - PCDM market penetration. The Company has made only an initial and limited penetration of the PCDM market to date, but the Company is actively seeking to become a significant presence in the PCDM market in the United States. The Company believes that its ITVM has a reputation for quality, performance and reliability, and the Company intends to capitalize on this reputation in marketing its PCDM to providers of long distance telephone services. The Company also intends to demonstrate to such providers the advantages which its PCDM affords to the retailers that sell prepaid telephone calling cards, which in turn should lead to increased sales of prepaid calling cards by such providers. To this end, the Company is working closely with several providers of long distance telephone service to expand the use of PCDMs in the distribution of prepaid telephone calling cards. Four such providers are currently testing or preparing to test the Company's PCDM. The Company also intends to aggressively market its PCDM products to its existing customers and to expand its marketing efforts to both the providers and resellers of long distance services, as well as to market its PDCMs to retailers of prepaid telephone cards.

         -        Continued product innovation and technological advances.
                  Management believes that the Company's products are more technologically advanced than the products of its competitors and that the technological superiority of the Company's ITVM is a principal reason for its success to date. To further expand the Company's market opportunities, the Company continually seeks to enhance its existing products and develop complementary products that offer the superior operating performance of its ITVMs and PCDMs. For example, the Company has developed a compact, no-frills PCDM to address the needs of those customers who do not desire a full-service machine. The Company also has enhanced its software to interact with currency acceptors of foreign currency and display messages in foreign languages. Finally, the Company has improved its on-line communications system.

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

Products

         The ITVM

         In 1987, the Company's former President and current Vice Chairman, Edmund F. Turek, developed the technology for what the Company believes to be the first automated ITVM. This burster dispensing technology is a key component of the Company's ITVM for scratch-off instant lottery tickets and is protected by a patent that the Company acquired from Mr. Turek's family-owned corporation. See "Patents, Trademarks, and Copyrights" below.

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

         Each ITVM is standardized with an information display that provides the player with easy-to-read instructions on how to use the machine and gives the lottery retailer or agent the ability to read sales reports without printing the report. The ITVM can be ordered with a "BETA BRITE(R)" multi-color LED sign mounted on the top of the ITVM which is intended to increase attention to the machine and thereby increase ticket sales. The BETA BRITE(R) sign is programmed at the Company's manufacturing facility and can display any message the lottery may desire. The BETA BRITE(R) also may be programmed by the retailer or agent or can be programmed from the lottery headquarters by utilizing the Company's optional modem communications system. The Company currently is utilizing the BETA BRITE(R) on ITVMs installed throughout Arizona, Colorado, Florida, Georgia, Idaho, Indiana, New Hampshire, New Mexico and Rhode Island.

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

         For security and durability purposes, each of the Company's PCDM cabinets is manufactured with 16 gauge and 11 gauge steel. The surface of the PCDM is coated with durable and fade resistant paints. The display windows are fabricated from a flame resistant, high impact polycarbonate sheet material. To the knowledge of the Company, the cabinets have not had any fading, marring, scratching, chipping or rusting. All of the Company's PCDMs are manufactured with high security locks that are coded to prevent unauthorized duplication, and each PCDM is keyed separately. For further security, each of the Company's bill acceptor units must be accessed with a key unique to the particular acceptor unit.

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

         The focus of the Company's marketing strategy is on the superior performance and reliability of its ITVMs, as well as continued competitive pricing. Information developed through actual field use and product field tests demonstrates that a significant factor in increasing instant ticket sales is the reliability of the ITVM. Increased maintenance visits impair the ITVM "uptime," which in turn reduce ticket sales. The Company believes that its ITVMs, based on actual field performance and product testing, are the most reliable and technologically superior in the industry. Management believes that actual field demonstrations comparing the Company's ITVM with those of its competitors is the Company's best method of marketing. The Company has been awarded contracts to provide ITVMs for nine of the last 11 state lotteries that have requested bid proposals and five of the six domestic ITVM contracts that were awarded in 1997.

         The Company's ITVMs require preventive maintenance only twice a year. The ITVM "downtime" resulting from this semi-annual preventive maintenance averages approximately 20 minutes. On the other hand, the Company's principal competitor, On-Point Technology Systems, Inc. ("On-Point"), for example, recommends that preventive maintenance be performed on its ITVMs once a month. All of the Company's existing contracts which require the Company to provide preventive maintenance on its ITVMs provide for semi-annual preventive maintenance.

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

         The Company will continue to participate in cooperative service arrangements with other lottery suppliers as the lotteries increasingly rely on these types of arrangements. These arrangements allow lotteries to reduce their operating costs while increasing lottery revenues. Additionally, these arrangements allow for a more efficient means for contracting products and services. The Company's ITVMs are deployed in Georgia and West Virginia pursuant to cooperative service arrangements between the Company and Scientific Games, Inc., which is a primary contractor for the Georgia and West Virginia Lotteries, and were deployed in New Jersey pursuant to a purchase agreement between the Company and GTECH Corporation, which is the on-line supplier to the New Jersey Lottery. Under these arrangements, the Company supplies ITVMs to Scientific Games, Inc. for use in Georgia and West Virginia and supply ITVMs to GTECH Corporation for use in New Jersey. The Company is responsible for installing, servicing and maintaining the ITVMs in Georgia but is not required to provide preventive maintenance or servicing for the ITVMs supplied for use in West Virginia and New Jersey. Management believes that the deployment of the Company's ITVMs in Georgia, West Virginia and New Jersey resulted in part from the Company's cooperative service arrangements with Scientific Games, Inc. and GTECH Corporation and that such cooperative service arrangements will prove to be increasingly attractive to both domestic and international lotteries in the future.

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

         The Company offers lotteries a choice of three types of contracts: (i) Standard Lease Agreements; (ii) Sales Agreements; and (iii) Percentage Lease Agreements. ITVM lease revenues as a percentage of the Company's total revenues were 47.3%, 63.3% and 67.3% in 1995, 1996 and 1997, respectively.

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

         The Company's contracts generally have an initial term of one to five years with options to extend the duration of the contracts for periods of between one and five years. The option extensions generally are at the lottery's discretion and are exercised under the same terms and conditions as the original contract. As of December 31, 1997, the initial term of nine of the Company's contracts had expired, and in each case, the lottery exercised its option to extend the term. The Company's contracts with lotteries, like most other types of state contracts, typically permit a lottery to terminate the contract upon 30 days written notice for any reason. Upon termination of a lease contract, the lottery would return the leased equipment to the Company. It is uncertain, however, whether the Company would be able to re-lease or sell any ITVMs that may be returned to the Company following the expiration or cancellation of a lease. To date, no lottery has terminated its contract with the Company. Upon termination of a contract, the lottery may award new contracts through a competitive bid process.

         As noted above, the Company believes that 31 states and the District of Columbia utilize ITVMs in some manner as part of their instant ticket distribution system. The Company's ITVMs have been deployed in 22 of those states as well as five foreign jurisdictions, and three additional states and four foreign jurisdictions currently are testing the Company's ITVMs or have requested that the Company provide ITVMs for testing. Set forth below is certain information regarding the Company's contract status and the number of Company ITVMs sold or leased in each of these jurisdictions as of December 31, 1997. All of the Company's existing contracts, except for the contract with the Maryland Lottery, have provisions that allow the lotteries to order additional ITVMs in the future.

                                                               Type of                       No. of ITVMS
State                      Status of Contract Award            Contract                     Sold or Leased
-----                      ------------------------            --------                     --------------
Arizona                    Awarded in October 1993;            Standard Lease/                   222
                           renewed through June 1998,          Maintenance
                           with a six month renewal
                           at the option of the lottery

Colorado                   Awarded in June 1996; renewed       Standard Lease/                   487

                           through June 2000                   Maintenance

District of Columbia       Awarded December 1997;              Standard Lease                     10
                           expires December 1998

Florida                    Awarded September 1996              Standard Lease                    500
                           expires June 1998 with two
                           one-year renewals at the option
                           of the lottery

Georgia (1)                Awarded in May 1993;                Standard Lease/                   502
                           renewed through May 2003            Maintenance

Idaho                      Purchases made by purchase          Sales                             185
                           orders in May and August 1995,
                           August 1996 and August 1997

Indiana                    Awarded in July 1995;               Standard Lease                    690
                           expires in October 1997, with
                           two one-year renewal at the
                           option of the lottery; first renewal
                           option has been exercised

Iowa                       Awarded in August 1994;             Standard Lease/                   531
                           expires in December 1998,           Maintenance
                           with two one-year renewals
                           at the option of the lottery

Kansas                     Awarded May 1997; expires           Standard Lease                     50
                           May 2000 with five one-year
                           renewals at the option of
                           the lottery

Kentucky                   Awarded in June 1991;               Sales                             912
                           renewed through February
                           1998, with two subsequent
                           one-year extensions at
                           the option of the lottery

Maine                      Awarded in July 1995; expires       Standard Lease/                   200
                           in July 1998, with two one-year     Maintenance
                           extensions at the
                           lottery's option

Maryland                   Awarded in September 1993;          Sales/Maintenance                 301
                           expires in September 1998;
                           additional contract awarded
                           that expires June 2003

Minnesota                  Awarded in December 1996;           Standard Lease/                    10
                           expires three years from            Maintenance

                           acceptance of each ITVM,
                           with two one-year renewals at
                           the option of the lottery

New Hampshire              Awarded in August 1994;             Standard Lease                    250
                           renewed through June 2000

New Jersey (2)             Purchase order received in          Sales                             200
                           December 1996

New Mexico                 Awarded May 1997; expires           Standard Lease                    200
                           May 2002, with five one-year
                           renewals at the option of the
                           lottery

New York (3)               Awards of purchase contracts        Sales/                          2,554
                           made in May 1992 and January        Maintenance/
                           January 1993; deployment            Standard Lease
                           completed in June 1992 and
                           February 1993, respectively;
                           initial one-year purchase and
                           three-year maintenance contract
                           entered  into in March 1995, with
                           a one-year renewal option by the
                           lottery; initial five-year lease
                           contract awarded in January
                           1997 for up to 1,000 units,
                           with a one-year renewal option
                           as mutually agreed

Ohio                       Awarded in January                  Standard Lease/                  1,726
                           1992; extended in June 1993 and     Maintenance
                           June 1995; expired in June 1997;
                           new contract awarded April 1997;
                           extended through June 1999, with
                           two two-year extensions at the
                           option of the lottery

Oregon                     Purchase orders issued in May       Sales                              520
                           1995 and January 1997

Rhode Island (4)           Awarded in June 1994;               Standard Lease/                    170
                           renewed through June 1998,          Maintenance
                           with one one-year renewal
                           at the option of the lottery

Texas                      Awarded in January 1995;            Standard Lease/                  1,424
                           renewed through February            Maintenance
                           1999, with a one-year renewal
                           at the option of the lottery


West Virginia (3)          Awarded in May 1992;                Sales                               55
                           initial deployment completed in
                           June 1992; additional units
                           deployed in April 1994

Barcelona, Spain (5)       Awarded in February 1994;           Standard Lease                      11
                           additional units deployed in
                           October 1995

Brazil                     Purchase order received in          Sales                                4
                           October 1996

Iceland                    Purchase orders issued in           Sales                               31
                           January and October 1997

Israel                     Purchase order issued in            Sales                               40
                           July 1997

Western Australia          Purchase order received in          Sales                                8
                           May 1995                                                            ------

                  Total Sold or Leased                                                         11,793

--------------------

(1) The Company's contract is for the lease of ITVMs to Scientific Games, Inc., the primary contractor for the Georgia Lottery. In September 1994, the Company and Scientific Games, Inc. agreed to convert the contract from a Percentage Lease Agreement to a Standard Lease Agreement.

(2) The Company's contract is for the sale of 200 ITVMs to GTECH Corporation for use by the New Jersey Lottery, which were delivered in 1997.

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

                                 --------------

         Substantially all of the Company's revenues are derived from its contracts with a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. During 1994 and 1995, contracts with the Ohio Lottery, the New York Lottery and Scientific Games, Inc. (the primary contractor for the Georgia Lottery) accounted for 83.3% and 72.9%, respectively, of the Company's revenues, and during 1996, contracts with the New York Lottery, the Ohio Lottery and the Texas Lottery accounted for 67.6% of the Company's revenues. During 1997, no single contract accounted for more than 20% of the Company's revenues.

         PCDMS

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

         Unlike the Company's experience in the ITVM industry in which a lottery typically enters into a lease or sales contract with the successful bidder, most purchasers of the Company's PCDMs to date have ordered PCDMs solely through purchase orders rather than contracts, although several customers entered into a lease agreement for PCDMs. Like contracts with the lotteries, however, these purchase orders may contain stringent installation, performance and service requirements. As of December 31, 1997, the Company had sold 658 PCDMs and had 37 PCDMs under lease.

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

         The Company assembles the components utilizing a core group of manufacturing employees and, on an as needed basis, contracting with employment agencies for appropriately trained manufacturing labor. The use of temporary, contract manufacturing labor gives the Company the flexibility to meet the production schedules required by large orders.

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

         The Company's ITVM may be purchased with an optional modem communication system which allows lotteries to gather sales data from each ITVM on an hourly, daily, weekly or monthly basis, depending on the needs of the customer. This data includes the daily or weekly sales totals and breakdown of these totals by game, including the total tickets sold. The Company has developed software to enable each ITVM equipped with the system to communicate to the host system automatically if there is a malfunction with the ITVM, thus greatly enhancing the Company's ability to provide prompt service for the ITVM. The Company has developed software to enable an ITVM equipped with the system to communicate with the host computer if a ticket bin is empty, which allows the lottery to call the retailer or agent and inform them of the situation. Additionally, by utilizing this system with the optional BETA BRITE(R) message display, the lottery can change the message display on any or all of its ITVMs.

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

         Research and development expenditures were $145,310, $665,449 and $545,039 for 1995, 1996, and 1997, respectively. The Company expects that its research and development efforts for the foreseeable future will be conducted by both Company employees and independent contractors.

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

         The Company generally grants a 360-day repair or replacement warranty covering all parts and components of its machines. However, the warranty period may vary depending on the bid specifications. In certain circumstances the Company may warrant the product for the complete life of the contract. In these instances the contract generally will be a lease with the Company retaining ownership of the machine. Provisions for estimated warranty costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. See Note 1 of Notes to Financial Statements contained in the Company's 1997 Annual Report, which is filed as Exhibit 13 to this report.

Patents, Trademarks and Copyrights

         The Company currently has four U.S. patents and five pending patent application relating to its ITVMs and has filed disclosure documents with the United States Patent and Trademark Office ("PTO"), all as described below.

         The Company owns by assignment U.S. Patent No. 4,982,337 entitled "System for Distributing Lottery Tickets." The assignment is recorded at the PTO. This patent is for the Company's burster technology, which is the key component of the Company's ITVM. The patent expires no later than December 31, 2007. The Company believes this patent is essential to the Company's business. Additionally, the Company has developed an improvement to the burster technology disclosed in this patent and has U.S. and international patent applications pending on these improvements.

         The Company has developed a new system designed specifically for retail sale of lottery tickets and other items at the retail point of sale. The system utilizes the Company's burster technology and includes other modular and distributed components that can be adapted for use at the point of sale. The Company has a pending patent application at the PTO on this technology.

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

         The Company has submitted an Information Disclosure Document to the PTO for the purpose of identifying technology relating to its "Software Release Control and Data Security for ITVMs." The technology allows secure remote transmissions of software updates and operations data between the ITVM and the Company or the respective lottery. The invention also includes a key management system to control the keys used to encrypt data sent to and decrypt the data received at the ITVM. The Disclosure Document was filed on April 28, 1993.

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

         Currently, 37 states and the District of Columbia have enacted legislation to allow for the operation of a lottery, and 32 of these jurisdictions utilize ITVMs in some manner as part of their instant ticket distribution process. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority, dictate the prize structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel. No assurance can be given that there will not be an adverse change in the lottery laws of any jurisdiction in which the Company does business. Although the Company believes that it is unlikely that states which have enacted legislation that expressly authorize the use of ITVMs will adopt legislation in the foreseeable future that prohibits the use of ITVMs, there can be no assurance that such legislation will not be adopted in one or more jurisdictions in the foreseeable future.

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

Backlog

         The Company's backlog of ITVMs committed for production as of December 31, 1997 was approximately $4,250,000, which was equal to the total base lease payments or sales value for the 847 ITVMs that were committed for production but had not been shipped to the Maryland and Ohio Lotteries as of December 31, 1997. See "Lottery Contracts." At December 31, 1996, the backlog of ITVMs committed for production was approximately $1,097,400, which was equal to the total base lease payments or sales value for the 460 ITVMs that were committed for production but had not been shipped to the Colorado, Indiana, New York and Texas Lotteries as of December 31, 1996. It is anticipated that substantially all of the Company's backlog at December 31, 1997 will be shipped on or before June 30, 1998. The Company had no backlog of PCDMs committed for production at December 31, 1997.

         The Company has entered into various lease or sales agreements that permit the lotteries, at their sole option, to lease or purchase up to a total of 1,100 additional ITVMs as of December 31, 1997. However, the Company does not include in backlog ITVMs that may be sold or leased under existing contracts unless the Company has received a firm order for the ITVMs. Due to the relatively large size of individual orders, the small number of customers and the long sales cycle of the lottery industry, management considers backlog to be an indicator of current activity and not necessarily predictive of future orders.

Employees

         The Company utilizes a work force of full-time employees supported from time to time by temporary or contract manufacturing and engineering personnel. As of December 31, 1997, the Company had 128 full-time employees, of which 50 were manufacturing employees, 7 were engineering employees, 55 were service employees and 16 were executives or senior managers. Nine of the executives and senior managers were devoted to sales and seven were devoted to management and administration. The Company intends to increase sales and marketing personnel during 1998 through the addition of two employees, to increase engineering personnel through the addition of one employee and to increase management and administrative personnel through the addition of three employees.

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


ITEM 2.  PROPERTIES

         The Company's manufacturing and distribution facilities currently are located in a facility containing approximately 35,000 square feet of leased space in Cincinnati, Ohio. The facility is comprised of approximately 5,000 square feet of office space and approximately 30,000 square feet of manufacturing space with the capacity to produce and provide inventory for approximately 250 machines per week. The lease is for a fixed term through December 31, 1999.

         Effective January 1, 1997, the Company entered into a lease for a second facility containing approximately 11,750 square feet of space located a very short distance from the current facility in Cincinnati. The second facility serves as the executive office of the Company housing the executive, administrative, sales, engineering and service personnel. The lease for the second facility also expires on December 31, 1999. The Company believes that these two facilities are suitable for and adequate to support its operations for the foreseeable future.

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

         LEI denied any liability to the Company and also asserted counterclaims against the Company seeking unspecified money damages exceeding $500,000. LEI claimed that the Company competed unfairly with LEI and wrongfully interfered with LEI's business by misrepresenting LEI's financial condition to the Pennsylvania state lottery agency and by utilizing information about LEI received during the due diligence conducted in connection with the Transaction. LEI also claimed that it is entitled to recover from the Company unspecified costs and expenses that it incurred in connection with the Transaction and sought a declaration from the Court that it is not obligated to pay the Company a breakup fee under the Agreement in Principle.

         The Court granted partial summary judgment in the Company's favor on the Complaint, ruling that within one year after the Transaction was abandoned or terminated, LEI did enter into a recapitalization, debt issuance or working capital financing other than in the ordinary course of business. The Court left open the question whether LEI abandoned or terminated the Transaction (as opposed to the Company), which will be determined at trial. The Court also left open the question of whether LEI is obligated to reimburse the out-of-pocket expenses incurred by the Company in connection with the Transaction. The Court also has granted summary judgment in the Company's favor on LEI's counterclaims for unfair competition and tortious interference.

         The Company is unable to predict the likelihood of success on its remaining claims or on LEI's counterclaim. The Company is seeking approximately $240,000 in out-of-pocket expenses and $988,000 on its claim for the breakup fee, but is unable to predict how much, if any, of any judgment would be collectible. The Company also is unable to predict whether LEI will prevail on its counterclaims and, if so, the amount of damages that LEI might recover against the Company. The Company also is unable to predict the amount of any settlement that might be agreed upon by the parties in the future or the timing of any such events. However, the Company believes that LEI's remaining counterclaims are without merit and that any amount of any damages that ultimately may be awarded to LEI would not have a material adverse effect on the business, operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended December 31, 1997.


ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company.

         L. Rogers Wells, Jr., age 60, is Chairman of the Board and Chief Executive Officer of the Company and has been the principal stockholder of the Company since purchasing 80% of the Common Stock of the Company in September 1992. Mr. Wells served as a director of the Company from September 1992, and as Chairman of the Board and Chief Executive Officer of the Company from October 1993, until his resignation from these positions in October 1994. He was re-elected to these positions in February 1995. Additionally, Mr. Wells owns American Materials, Incorporated, which assembles and distributes automobile and truck components and serves as a regional warehousing and distribution center for various businesses. Mr. Wells also owns International Investments, Inc. ("III"), which invests in and provides financing to various businesses, including the Company. See "Item 13. Certain Relationships and Related Transactions." Mr. Wells has been active in various other industries, including manufacturing, mining, explosives and banking. From 1987 through 1991, Mr. Wells served as Secretary of Finance and Administration for the Commonwealth of Kentucky, and from 1989 through 1991 served as Secretary to the Governor's Executive Cabinet. During his tenure as Secretary of Finance and Administration, Mr. Wells served as Chairman of various finance and development authorities, including the Kentucky Rural Economic Development Authority, the Kentucky Infrastructure Authority and the Kentucky Housing Corporation.

         Edmund F. Turek, age 71, served as President and a director of the Company from February 1990 until May 1997 and served as Chairman of the Board and Chief Executive Officer of the Company from February 1990 to September 1992. In May 1997, Mr. Turek became Vice Chairman of the Company and continued to serve as a director. Mr. Turek began to develop the Company's ITVM in 1987 and has guided the product through six generations to the current model. Mr. Turek was Vice President of Peripheral Products in the computer division of SCI Systems, Inc. from 1984 to 1989 where he developed business opportunities in the commercial market for the design and manufacture of computer products. From 1953 to 1984, Mr. Turek held management, product development and operations positions with various companies in the computer and aerospace industries.

         David F. Nichols, age 36, has been President of the Company since May 1997 and was named a director in December 1997. Mr. Nichols served as Senior Vice President of Sales and Marketing of the Company from August 1994 to May 1997 and as Vice President-Operations of the Company from March 1993 until August 1994. From December 1991 to December 1992, he was Executive Director of the Board of Tax Appeals of the Commonwealth of Kentucky. From March 1990 to December 1991, he was Principal Assistant to the Secretary of Finance and Administration for the Commonwealth of Kentucky, and from March 1989 to March 1990, he was Principal Assistant to the Kentucky Office for Social Security. In these two capacities, he advised senior agency officials on policies, programs and operations of the agency and served as a liaison with the state legislature and other elected officials. From June 1988 to December 1988, he was Deputy Director of the Kentucky Democratic Party.

         Jerome J. Cain, age 53, has been Chief Financial Officer of the Company since 1992. From 1979 until 1991, he was Vice President-Finance and Administration of American Sign and Marketing Services, Inc., a sign manufacturing company. From 1972 to 1979, he was Controller of Lockwood Manufacturing Company, a sheet metal fabricating company. Mr. Cain also served as an auditor and management consultant with Coopers & Lybrand, certified public accountants. Mr. Cain is a certified public accountant.

         Thomas W. Stokes, age 34, has been Vice President of the Company since May 1997. Mr. Stokes served as Director of Operations from January 1996 to May 1997 and as Purchasing Manager from March 1993 to December 1995. From 1988 to 1992, he served as unit controller for a food management company.

         The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         Information relating to the market for holders of and dividends paid on the Company's Common Stock is set forth under the caption "Corporate Data and Shareholder Information" on the inside back cover page of the Company's 1997 Annual Report. Such information is incorporated herein by reference. The 1997 Annual Report is filed as Exhibit 13 to this report.


ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for the Company for each year of the five-year period ended December 31, 1997 are set forth under the caption "Selected Financial Data" on page 7 of the 1997 Annual Report. Such financial data are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A discussion of the financial condition and results of operations of the Company at and for the dates and periods covered by the financial statements set forth in the 1997 Annual Report is set forth under the caption "Management's Discussion and Analysis" on pages 7 through 9 of the 1997 Annual Report. Such discussion is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company and the independent auditors' report thereon, which are set forth on pages 9 through 16 of the 1997 Annual Report, are incorporated herein by reference:

         Balance Sheets at December 31, 1996 and 1997

         Statements of Operations for each of the years in the three-year period ended December 31, 1997

         Statements of Stockholders' Equity (Deficit) for each of the years in the three-year period ended December 31, 1997

         Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997

         Notes to Financial Statements

         The supplementary financial information required to be provided by Item 302 of Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Within the two-year period ended December 31, 1997 and subsequently, the Company had no change in independent accountants or disagreements with independent accountants on accounting and financial disclosure.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth under the captions "Proposal 1 -- Election of Directors -- Nominees" and "Proposal 1 -- Election of Directors -- Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 7, 1998. Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement referred to in this Item 10 above. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth under the captions "Proposal 1 -- Election of Directors -- Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's Common Stock as of December 31, 1997 by certain persons is set forth under the captions "Voting -- Principal Stockholders" and "Proposal 1 -- Election of Directors -- Information Regarding Nominees and Continuing Directors" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Certain Transactions" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of This Report.

                  1.       Financial Statements

                           The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 1997 Annual Report and are incorporated by reference in Item 8 hereof:

                           Balance Sheets at December 31, 1996 and 1997

                           Statements of Income for each of the years in the three-year period ended December 31, 1997

                           Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1997

                           Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997

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

         3.       Exhibits

                           The following exhibits are filed with or incorporated
                  by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Jerome J. Cain, Chief Financial Officer of the Company, 10830 Millington Court, Cincinnati, Ohio 45242. There is a charge of $.50 per page to cover expenses of copying and mailing.

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

                  4.3 Loan Agreement dated October 29, 1997 between the Company and Mercantile Business Credit Inc. - filed herewith.

                  4.3(a) Revolving Credit Note dated October 29, 1997 between the Company and Mercantile Business Credit Inc. - filed herewith.

                  4.3(b) Security Agreement dated October 29, 1997 between the Company and Mercantile Business Credit Inc. - filed herewith.

                  4.3(c) Patent, Trademark and License Security Agreement dated October 29, 1997 between the Company and Mercantile Business Credit Inc. - filed herewith.

                  10.1 Assignment of United States Letters Patent from BLM Resources, Inc. to the Company with respect to United States Patent No. 4,982,337, "System for Distributing Lottery Tickets" (Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.2 Pull-Tab Manufacturing and License Agreement between Algonquin Industries, Inc., Kazmier Kasper and the Company dated as of January 13, 1994 (Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.3 Lease Agreement dated January 14, 1991 by and between Gallenstein & Gallenstein and the Company related to the Company's premises located at 6665 Creek Road, Cincinnati, Ohio 45242 (Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-75142).

                  10.3(a) Addendum dated May 2, 1994 to Lease Agreement dated January 14, 1991 (Exhibit 10.7) by and between Gallenstein & Gallenstein and the Company related to the Company's premises located at 6665 Creek Road, Cincinnati, Ohio 45242 (Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                  10.4     Management Contracts and Compensatory Plans

                           (a) 1994 Stock Incentive Plan (Exhibit 10.24 to the Company's Registration Statement on Form S-1, No. 33-75142).

                           (b)      1994 Directors Stock Incentive Plan (Exhibit
                                    10.25 to the Company's Registration
                                    Statement on Form S-1, No. 33-75142).

                           (c) Employment Agreement effective February 1, 1995 between L. Rogers Wells, Jr. and the Company - filed herewith.

                  11       Statement Regarding Computation of Per Share Earnings
                           - filed herewith.

                  13       1997 Annual Report - filed herewith. (1)

                  23       Consent of KPMG Peat Marwick LLP - filed herewith.

                  24       Powers of Attorney - filed herewith.

                  27       Financial Data Schedule (for SEC use only).


         (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

         (c)      See Item 14(a)(3) above.

         (d)      See Item 14(a)(2) above.


                  (1) Except for portions of the 1997 Annual Report that are expressly incorporated by reference into this Annual Report on Form 10-K, the 1997 Annual Report is furnished to the Commission solely for the information of the Commission and not deemed to be "filed" with the Commission for purposes of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.


                          INTERLOTT TECHNOLOGIES, INC.
                          (Registrant)


                          By: /s/ L. Rogers Wells, Jr.
                              -------------------------------------------------
                              L. Rogers Wells, Jr.
                              Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

             Signature                                                  Title
             ---------                                                  ------
/s/ L. Rogers Wells, Jr.                                      Chairman of the Board and Chief Executive Officer
---------------------------------------
L. Rogers Wells, Jr.


/s/ Edmund F. Turek                                           Vice Chairman and Director
---------------------------------------
Edmund F. Turek


/s/ David F. Nichols                                          President and Director
---------------------------------------
David F. Nichols


John J. Wingfield*                                            Director
---------------------------------------
John J. Wingfield


/s/ H. Jean Marshall                                          Director
---------------------------------------
H. Jean Marshall


Gary S. Bell*                                                 Secretary, Treasurer and Director
---------------------------------------
Gary S. Bell


Kazmier J. Kasper*                                            Director
---------------------------------------
Kazmier J. Kasper


/s/ Jerome J. Cain                                            Chief Financial and Accounting Officer
---------------------------------------
Jerome J. Cain


*By:  /s/ L. Rogers Wells, Jr.
    -----------------------------------
      L. Rogers Wells, Jr.
      as attorney-in-fact

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
Report of Independent Auditors..........................................     S-2

Schedule II - Valuation and Qualifying Accounts.........................     S-3

[KPMG LETTERHEAD]








                         Independent Auditor's Report




The Board of Directors
Interlott Technologies, Inc.:

Under date of February 28, 1998, we reported on the balance sheets of Interlott Technologies, Inc. as of December 31, 1996 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                          KPMG PEAT MARWICK LLP



Louisville, Kentucky
February 28, 1998

                          INTERLOTT TECHNOLOGIES, INC.

                 Schedule II - Valuation and Qualifying Accounts

-------------------------------------------------------------------------------------------------------------------
     COLUMN A          COLUMN B                     COLUMN C                      COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                   ADDITIONS
-------------------------------------------------------------------------------------------------------------------
                      BALANCE AT          CHARGED TO           CHARGED TO                            BALANCE AT
                       BEGINNING           COSTS AND             OTHER                                   END
DESCRIPTION            OF PERIOD           EXPENSES             ACCOUNTS         DEDUCTIONS           OF PERIOD
-------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts
-------------------------------------------------------------------------------------------------------------------
      1995               55,150            145,000                0                98,537            101,613
-------------------------------------------------------------------------------------------------------------------
      1996              101,613             57,500                0                43,688            115,425
-------------------------------------------------------------------------------------------------------------------
      1997              115,425             52,500                0                74,425             93,500
-------------------------------------------------------------------------------------------------------------------

                          INTERLOTT TECHNOLOGIES, INC.

                                INDEX OF EXHIBITS

         The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parenthesis.

EXHIBIT NO.                                     DESCRIPTION                                           PAGE
-----------                                     -----------                                           ----
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

     4.3                Loan Agreement dated October 29, 1997 between the
                        Company and Mercantile Business Credit - filed herewith.

     4.3(a)             Revolving Credit Note dated October 29, 1997 between the
                        Company and Mercantile Business Credit - filed herewith.

     4.3(b)             Security Agreement dated October 29, 1997 between the
                        Company and Mercantile Business Credit - filed herewith.

     4.3(c)             Patent, Trademark and License Security Agreement dated
                        October 29, 1997 between the Company and Mercantile
                        Business Credit - filed herewith.

     10.1               Assignment of United States Letters Patent from BLM
                        Resources, Inc. to the Company with respect to United
                        States Patent No. 4,982,337, "System for Distributing
                        Lottery Tickets" (Exhibit 10.5 to the Company's
                        Registration Statement on Form S-1, No. 33-75142).

     10.2               Pull-Tab Manufacturing and License Agreement between
                        Algonquin Industries, Inc., Kazmier Kasper and the
                        Company dated as of January 13, 1994 (Exhibit 10.6 to the Company's Registration Statement on Form S-1, No.
                        33-75142).

     10.3               Lease Agreement dated January 14, 1991 by and between
                        Gallenstein & Gallenstein and the Company related to the Company's premises located at 6665 Creek Road,
                        Cincinnati, Ohio 45242 (Exhibit 10.7 to the Company's
                        Registration Statement on Form S-1, No. 33-75142).

     10.3(a)            Addendum dated May 2, 1994 to Lease Agreement
                        dated January 14, 1991 (Exhibit 10.7) by and between
                        Gallenstein & Gallenstein and the Company related to the
                        Company's premises located at 6665 Creek Road, Cincinnati,
                        Ohio 45242 (Exhibit 10.7(a) to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994).

     10.4               Management Contracts and Compensatory Plans

                        (a) 1994 Stock Incentive Plan (Exhibit 10.24 to the Company's Registration Statement on
                                Form S-1, No. 33-75142).

                        (b)     1994 Directors Stock Incentive Plan (Exhibit
                                10.25 to the Company's Registration Statement on Form S-1, No. 33-75142).

                        (c) Employment Agreement effective February 1, 1995 between L. Rogers Wells and the Company - filed herewith.

     11                 Statement Regarding Computation of Per Share Earnings - filed herewith.

     13                 1997 Annual Report - filed herewith. (1)

     23                 Consent of KPMG Peat Marwick LLP - filed herewith.

     24                 Powers of Attorney - filed herewith.


     27                 Financial Data Schedule - (for SEC use only).

    (1) Except for portions of the 1997 Annual Report that are expressly incorporated by reference into this Annual Report on Form 10-K, the 1997 Annual Report is furnished to the Commission soley for the information of the Commission and not deemed to be "filed" with the Commission for purposes of the Securities Exchange Act of 1934, as amended.