Form 10-Q
period 1998-03-31
INTERLOTT TECHNOLOGIES INC
filed 1998-05-15
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended March 31, 1998

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Transition Period from____ to ____

                         Commission File Number 001-12986

                          INTERLOTT TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                         31-1297916
(State of Incorporation)                              (I.R.S. Employer
                                                     Identification No.)

                   10830 Millington Ct, Cincinnati, Ohio 45242
          (Address of principal executive offices, including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

         Class                                     Outstanding at May 15,1998
----------------------------                       --------------------------
Common Stock, $.01 Par Value                             3,210,000 shares


                                  Page 1 of 14
                            Exhibit Index on page 12

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

ITEM                                                                                          PAGE
NUMBER            PART I.  FINANCIAL INFORMATION                                             NUMBER
-------           ------------------------------                                             ------
  1               Financial Statements:

                  Condensed Balance Sheets as of
                  March 31, 1998 and December 31, 1997                                          3

                  Condensed Statements of Income (unaudited)
                  for the three months ended March 31, 1998 and 1997                            4

                  Condensed Statements of Cash Flows (unaudited)
                  for the three months ended March 31, 1998 and 1997                            5

                  Notes to Condensed Financial Statements                                       6

  2               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                 7 - 9

  3               Quantitative and Qualitative Disclosures
                  about Market Risk                                                             9

                  PART II.  OTHER INFORMATION

  6               Exhibits and Reports on Form 8-K                                              10

                  SIGNATURES                                                                    11

                  Exhibit Index                                                                 12

ITEM 1. FINANCIAL STATEMENTS               PART I.  FINANCIAL INFORMATION

                          INTERLOTT TECHNOLOGIES, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                                          March 31, 1998    December 31,1997
                                                                                          --------------    ----------------
ASSETS
Current assets:
  Cash                                                                                    $       6,478     $        143,071
  Accounts receivable, less allowance for doubtful accounts of $108,500
    in 1998 and $93,501 in 1997                                                               5,466,856            2,918,092
  Investment in sales type lease, current portion                                               286,338              286,338
  Inventories                                                                                 4,271,013            4,051,495
  Income tax receivables                                                                         15,250
  Prepaid expenses                                                                              130,205              147,450
                                                                                          -------------     ----------------
                  Total current assets                                                       10,176,140            7,546,446
Property and equipment:
  Leased machines                                                                            28,224,142           25,718,832
  Machinery and equipment                                                                       531,944              519,388
  Building and improvements                                                                     265,854              265,854
  Furniture and fixtures                                                                        124,359              124,359
                                                                                          -------------     ----------------
                                                                                             29,146,299           26,628,433
  Less accumulated depreciation and amortization                                             12,416,854           11,382,120
                                                                                          -------------     ----------------
                                                                                             16,729,445           15,246,313
Investment in sales type lease, less current portion                                            907,748              981,158
Product development rights, net of accumulated amortization of $581,666 in 1998                 568,334              586,667
and $513,333 in 1997
Deferred tax asset

                                                                                                250,900              252,300
                                                                                          -------------     ----------------
                                                                                          $  28,632,567     $     24,612,884
                                                                                          =============     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                           $  10,769,704     $      8,978,036
  Current installments of long-term debt                                                                                 968

  Accounts payable                                                                            2,763,011            1,142,065
  Accounts payable - related party                                                              521,002              328,960
  Accrued expenses                                                                            1,479,759            1,254,182
  Income taxes payable                                                                                               100,450
                                                                                                            ----------------
                 Total current liabilities                                                   15,533,476           11,804,661

Notes payable, - related parties                                                                479,000              479,000
                                                                                          -------------     ----------------

                 Total liabilities                                                           16,012,476           12,436,361
Series A preferred stock, $.01 par value, 20,000,000 shares authorized,
  1,335,000 issued and outstanding                                                            1,335,000            1,335,000

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
     shares issued and outstanding at March 31, 1998 and December 31, 1997                       32,100               32,100
    Additional paid-in capital                                                               10,376,017           10,376,017
    Retained earnings                                                                           876,974              586,106
                                                                                          -------------     ----------------
                  Total stockholders' equity                                                 11,285,091           10,994,223
                                                                                          -------------     ----------------
                                                                                          $  28,632,567     $     24,612,884
                                                                                          =============     ================

                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                              Three Months Ended
                                                                                    March 31,
                                                                             1998            1997
                                                                          -----------     -----------
Revenues:
     Machine sales                                                        $ 2,063,729     $   528,944
     Machine leases                                                         3,378,384       3,272,246
     Other                                                                    422,028         362,777
                                                                          -----------     -----------
                                                                            5,864,141       4,163,967
Cost of revenues                                                            4,166,039       2,932,114
                                                                          -----------     -----------
     Gross profit                                                           1,698,102       1,231,853
Operating expenses:

     Selling, general, and administrative expenses                            932,898         886,792
     Research and development costs                                            78,884         142,656
                                                                          -----------     -----------
     Total operating expenses                                               1,011,782       1,029,488
                                                                          -----------     -----------
     Operating income                                                         686,320         202,405

Other income:
     Interest expense                                                        (222,642)       (152,800)
     Interest income                                                           20,190             466
                                                                          -----------     -----------
                                                                             (202,452)       (152,334)
                                                                          -----------     -----------
     Income before income taxes                                               483,868          50,071

Income taxes                                                                  193,000          20,000
                                                                          -----------     -----------
     Net income                                                               290,868          30,071
                                                                          ===========     ===========
     Basic and diluted net income per share                               $       .09     $       .01
                                                                          ===========     ===========

                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                             Three Months Ended
                                                                                   March 31,
                                                                             1998             1997
                                                                          -----------     -----------
Cash flows from operating activities:
    Net income                                                            $   290,868     $    30,071
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Deferred income taxes                                                       1,400
    Depreciation and amortization                                           1,053,067         973,687
    Decrease (Increase) in accounts receivable                             (2,548,764)      1,539,869
    Decrease (Increase) in inventories                                       (219,518)        808,637
    Decrease (Increase) in prepaid expenses                                    17,245         (71,800)
    Principal portion of sales type lease received                             73,410
    Increase in accounts payable                                            1,620,946         100,536
    Increase in accounts payable - related party                              192,042          37,552
    Increase in accrued expenses                                              225,577         152,960
    Decrease in income taxes payable                                         (115,700)       (101,750)
                                                                          -----------     -----------
         Net cash provided by operating activities                            590,573       3,469,762
                                                                          -----------     -----------

Cash flows from investing activities:
    Cost of leased machines                                                (2,505,310)     (1,934,553)
    Purchases of property and equipment                                       (12,556)        (45,151)
                                                                          -----------     -----------
         Net cash used in investing activities                             (2,517,866)     (1,979,704)
                                                                          -----------     -----------

Cash flows from financing activities:
   Proceed from (repayment)of notes payable, net                            1,791,668      (1,103,907)
   Repayment of long-term debt                                                   (968)         (1,214)
                                                                          -----------     -----------
         Net cash provided by (used in) financing activities                1,790,700      (1,105,121)
                                                                          -----------     -----------

   Increase in cash                                                          (136,593)        384,937
   Cash at beginning of year                                                  143,071         188,586
                                                                          -----------     -----------
   Cash at end of period                                                  $     6,478         573,523
                                                                          ===========     ===========


Supplemental disclosure of cash flow information:
   Interest paid                                                          $   202,817         147,172
                                                                          ===========     ===========
   Income taxes paid                                                      $   308,700            $-0-
                                                                          ===========     ===========

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the three months ended March 31, 1998 and 1997 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies which appears in the Company's 1997 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1997 Annual Report on Form 10K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

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

         As of March 31, 1998, the Company had sold or leased over 13,000 ITVMs and PCDMs under agreements with both domestic and international lotteries, their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards. The Company continues to test both ITVM's and PCDM's in both domestic and international markets.

RESULTS OF OPERATIONS

         The Company's revenues increased 41% to $5,864,141 in the first three months of 1998 from $4,163,967 in the same period in 1997. Revenues from sales of ITVM's and PCDM's increased 290% to $2,063,729 in the first three months of 1998 from $528,944 for the same period in 1997. The increase resulted from an increase in number and type of units sold in 1998 rather than from an increase in unit price. Lease revenues increased 3% to $3,378,384 in the first three months of 1998 from $3,272,246 for the same period in 1997. This increase represents the continued deployment of higher lease price units replacing lower priced units. Other revenues increased 16% to $422,028 in the first three months of 1998 from $362,777 in the same period in 1997. This increase results from an increase in the number of units under service contracts rather than an increase in rates per machine.

Cost of revenues increased 42% to $4,166,039 in the first three months of 1998 from $2,932,114 in the same period in 1997. Cost of machines sold increased 236% to $1,178,435 in 1998 from $348,706 in 1997. Depreciation charged to cost of revenues increased 6% to $985,813 in 1998 from $932,254 in 1997 as a result of an increase in the number of higher unit cost ITVM's and PCDM's being deployed in 1998 as compared to 1997. Service and installation costs increased 23% to $1,583,751 in 1998 from $1,291,979 in 1997, primarily due to the higher volume of ITVM's and PCDM's deployed in the first three months of 1998, and the overall increase in number of ITVM's and PCDM's leased and serviced during the first quarter of 1998 as compared to the number leased and serviced during the first three months of 1997.

Gross margin increased 38% to $1,698,102 in the first three months of 1998 from $1,231,853 in the same period in 1997. The increase reflects the larger number of ITVM's and PCDM's sold in 1998 as compared to the same period in 1997. The higher percent of revenues resulting from sales reflects the impact of specific contracts rather than a change in philosophy from leasing ITVM's and PCDM's.

Selling, general, and administrative expenses increased by 5% to $932,898 in the first three months of 1998 from $886,792 in the same period in 1997. The increase reflects the overall activity increase rather than increases attributable to a specific reason.

Net interest expense increased 33% to $202,452 in the first three months of 1998 from $152,344 in the same period in 1997. The increase reflects the higher amount borrowed during the first three months of 1998 as compared to the same period in 1997, rather than the effect of any rate change.

Net income increased 867% to $290,868 in the first three months of 1998 from $30,071 in the same period in 1997. The increase in net income reflects the impact of ITVM's and PCDM's being sold in 1998 representing the greater proportion of deployments as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales arrangements. At March 31, 1998 the Company had over 7,100 ITVMs and PCDMs deployed under leases as compared to 6,500 at March 31, 1997.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Mercantile Business Credit,Inc. ("MBCI") entered into as of October 29, 1997. The Credit facility with MBCI is a $15,000,000 three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus two percent. Net cash provided by operations for the three months ended March 31, 1998 and 1997 was $ 590,573 and $ 3,469,762, respectively. The reduction for the first three months of 1998 as compared to the same period in 1997 results primarily from the increase in accounts receivable resulting from the sale of ITVM's and PCDM's deployed in the first quarter of 1998. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first three months of 1997.

         Net cash used in investing activities was $ 2,517,866 and $ 1,979,704 for the three months ended March 31, 1998 and 1997, respectively. This increase reflects the increase of larger and higher value ITVM's and PCDM's deployed under lease in the first three months of 1998 as compared to units deployed under lease in the first three months of 1997.

         Net cash provided by financing activities was $1,790,700 for the three months ended March 31, 1998 as compared to $1,105,121 net cash used in financing activities for the three months ended March 31, 1997. The change is the result of borrowing to fund the increase in leased ITVM's and PCDM's and receivables.

         The Company's working capital deficit increased by $1,099,121 to $5,357,336 at March 31, 1998 as compared to a deficit of 4,258,213 at December 31, 1997. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The deficit as of March 31, 1998 reflects the Company's use of cash generated from operations in addition to draws on the credit facility to finance the increased number of leased ITVM's and PCDM's.

         At March 31, 1998, the Company was indebted to MBCI in the aggregate principal amount of $ 10,769,704 and had $4,230,296 available under the credit facility.

IMPACT OF THE YEAR 2000

         Like any other company, advances and changes in available technology can significantly impact the business and operations of the Company. For example, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company presently believes that by converting to new software, which is scheduled for completion in 1998, the Year 2000 problem will not pose significant operational problems for the Company's computer system. There can be no assurance, however, that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit 11 - Computation of earnings per share.

       Exhibit 27 - Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERLOTT TECHNOLOGIES, INC.
                                              (Registrant)

Date: May 15, 1998                   /s/ L. Rogers Wells, Jr.
                                     ------------------------------------
                                     L. Rogers Wells, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Duly Authorized Officer)

                                     /s/  Jerome J. Cain
                                     ------------------------------------
                                     Jerome J. Cain
                                     Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number                              Description                                 Page Number
--------------                              -----------                                 -----------
    11                                 Computation of earnings per share                      13

    27                                 Financial Data Schedule                                14