Form 10-Q
period 1998-06-30
INTERLOTT TECHNOLOGIES INC
filed 1998-08-14
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1998

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Transition Period from ______ to ______

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


                             ----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes_X_   No___

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.


      Class                           Outstanding at August 14, 1998
----------------------------          -----------------------------
Common Stock, $.01 Par Value                       3,210,000 shares


                                  Page 1 of 14
                            Exhibit Index on page 12

                          INTERLOTT TECHNOLOGIES, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               Table of Contents


ITEM                                                             PAGE
NUMBER           PART I. FINANCIAL INFORMATION                  NUMBER
------                                                          ------


 1               Financial Statements:

                 Condensed Balance Sheets (unaudited) as of
                 June 30, 1998 and December 31, 1997               3

                 Condensed Statements of Operations (unaudited)
                 for the three months and six months ended
                 June 30, 1998 and 1997                            4

                 Condensed Statements of Cash Flows (unaudited)
                 for the six months ended June 30, 1998 and 1997   5

                 Notes to Condensed Financial Statements           6

 2               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    7-9

 3               Quantitative and Qualitative Disclosures about
                 Market Risk                                       9

 4               Submission of matters to a vote of Security
                 Holders

                 PART II. OTHER INFORMATION

 5               Other Information

 6               Exhibits and Reports on Form 8-K                 10

                 SIGNATURES                                       11

                 Exhibit Index                                    12

                          INTERLOTT TECHNOLOGIES, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1998 AND DECEMBER 31, 1997


ASSETS                                                           June 30, 1998       December 31, 1997
                                                                 -------------       -----------------
Current assets:
 Cash.......................................................      $    32,622           $   143,071
 Accounts receivable, less allowance for doubtful
   accounts of $123,501 in 1998 and $93,501 in 1997.........        4,081,149             2,918,092
 Investment in sales type lease, current portion............          641,800               216,485
 Inventories................................................        4,416,660             4,051,495
 Prepaid expenses...........................................          121,319               147,450
                                                                  -----------           -----------
               Total current assets.........................        9,293,550             7,476,593
Property and equipment:
 Leased machines............................................       28,642,423            25,718,832
 Machinery and equipment....................................          555,979               519,388
 Building and improvements..................................          265,153               265,854
 Furniture and fixtures.....................................          127,378               124,359
                                                                  -----------           -----------
                                                                   29,590,933            26,628,433
 Less accumulated depreciation and amortization.............       13,554,038            11,382,120
                                                                  -----------           -----------
                                                                   16,036,895            15,246,313
Investment in sales type lease, less current portion........        3,007,476             1,051,011
Product development rights, net of accumulated amortization
 of $549,999 in 1998 and $513,333 in 1997...................          550,001               586,667
Deferred tax asset..........................................              -0-               252,300
                                                                  -----------           -----------
                                                                  $28,887,922           $24,612,884
                                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable.............................................       $11,394,024           $ 8,978,036
 Current installments of long-term debt....................               -0-                   968


 Accounts payable..........................................         1,861,973             1,142,065
 Accounts payable - related party..........................           480,726               328,960
 Accrued expenses..........................................         1,268,578             1,254,182
 Income taxes payable......................................            86,850               100,450
                                                                  -----------           -----------
               Total current liabilities...................        15,092,151            11,804,661

Notes payable - related parties............................           479,000               479,000
Deferred tax liability.....................................            67,175                   -0-
                                                                  -----------           -----------
               Total liabilities...........................        15,638,326            12,283,661
Series A preferred stock, $.01 par value, 20,000,000 shares
 authorized, 1,335,000 shares issued and outstanding at
 June 30, 1998 and December 31, 1997.......................         1,335,000             1,335,000

Stockholders' equity:
 Common stock, $.01 par value; 20,000,000 shares authorized,
 3,210,000 shares issued and outstanding at June 30, 1998
 and December 31, 1997......................................           32,100                32,100
 Additional paid-in capital.................................       10,376,017            10,376,017
 Retained earnings..........................................        1,506,479               586,106
                                                                  -----------           -----------
               Total stockholders' equity...................       11,914,596            10,994,223
                                                                  -----------           -----------
                                                                  $28,887,922           $24,612,884
                                                                  ===========           ===========

          See accompanying notes to condensed financial statements.

                          INTERNATIONAL LOTTERY, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                                 --------                                --------
                                                          1998                1997                1998                1997
                                                         -----                ----                ----                ----
Revenues:

     Machine and parts sales                           $3,244,267          $2,900,048          $5,307,996          $3,428,992

     Machine leases                                     3,534,666           3,648,938           6,913,049           6,921,184

     Other                                                507,829             382,222             929,858             744,999
                                                       ----------          ----------          ----------          ----------
                                                        7,286,762           6,931,208          13,150,903          11,095,175

Cost of revenues                                        4,830,188           4,453,598           8,996,227           7,385,712
                                                       ----------          ----------          ----------          ----------

     Gross profit                                       2,456,574           2,477,610           4,154,676           3,709,463

Operating expenses:

     Selling, general, and administrative
      expenses                                          1,076,201             914,410           2,009,100           1,801,202

     Research and development costs                        91,313             113,373             170,196             256,029
                                                       ----------          ----------          ----------          ----------

     Total operating expenses                           1,167,514           1,027,783           2,179,296           2,057,231
                                                       ----------          ----------          ----------          ----------

      Operating income                                  1,289,060           1,449,827           1,975,379           1,652,232

Other income (expense):

     Interest expense                                    (273,052)           (181,383)           (495,695)           (334,183)

     Interest Income                                       35,796                   3              55,987                 469
                                                       ----------          ----------          ----------          ----------

                                                         (237,256)           (181,380)           (439,708)           (333,714)
                                                       ----------          ----------          ----------          ----------

     Income before income taxes                         1,051,803           1,268,447           1,535,671           1,318,518

Income taxes                                              422,300             491,200             615,300             511,200
                                                       ----------          ----------          ----------          ----------

     Net income                                        $  629,504          $  777,247          $  920,371          $  807,318
                                                       ==========          ==========          ==========          ==========
     Basic and diluted net income
     per share                                         $      .19           $     .24          $      .29          $      .25
                                                       ==========          ==========          ==========          ==========



           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                 Six Months Ended June 30,
                                                              ------------------------------
                                                                 1998                1997
                                                                 ----                ----


Cash flows from operating activities:
 Net income                                                  $   920,371         $   807,318
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Deferred income taxes                                           319,475             185,700
 Depreciation and amortization                                 2,208,584           2,064,969
 Principal portion of sales type leases received                 234,504              70,978
 Gain on sale of equipment under sales type lease               (847,004)           (447,915)
 Decrease (Increase) in accounts receivable                   (1,163,057)            542,368
 Decrease (Increase) in inventories                             (365,165)          1,130,411
 Decrease (Increase) in prepaid expenses                          26,131             (52,333)
 Increase in accounts payable                                    719,908             683,354
 Increase in accounts payable -- related party                   151,766              56,566
 Increase (Decrease) in accrued expenses                          14,396             (14,435)
 (Decrease) Increase in income taxes payable                     (13,600)            185,500
                                                             -----------         -----------
     Net cash provided by operating activities                 2,206,309           5,212,481
                                                             -----------         -----------

Cash flows from investing activities:
 Cost of leased machines                                      (4,692,869)         (4,114,691)
 Purchases of property and equipment                             (38,909)           (217,601)
                                                             -----------         -----------
     Net cash used in investing activities                    (4,731,778)         (4,332,292)
                                                             -----------         -----------

Cash flows from financing activities:
 Proceeds from (repayment of) notes payable, net               2,415,988          (1,003,025)
 Repayment of long-term debt                                        (968)             (2,449)
                                                             -----------         -----------
     Net cash provided by (used in) financing activities       2,415,020          (1,005,474)
                                                             -----------         -----------

 Decrease in cash                                               (110,449)           (125,285)
 Cash at beginning of year                                       143,071             188,586
                                                             -----------         -----------
 Cash at end of period                                       $    32,622         $    63,301
                                                             ===========         ===========

Supplemental disclosure of cash flow information:
 Interest paid                                               $   454,622         $   329,402
                                                             ===========         ===========
 Income taxes paid                                           $   309,425         $   140,000
                                                             ===========         ===========

           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements

1.   Basis of Presentation

     The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the six months ended June 30, 1998 and 1997 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies which appears in the Company's 1997 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1997 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.


2.   Investment in Sales Type Leases

     The company leases 200 Instant Tickets Vending Machines to one state lottery under a sales type lease that commenced in May, 1997 and an additional 388 Instant Ticket Vending Machines were leased to another state under a similar type lease commencing in May, 1998.


3.   Notes Payable

     In October, 1997, the Company entered into a revolving credit facility with a financial institution that permits the Company to borrow through October, 2000, up to $15,000,000 at the prime interest rate (8.50% at June 30, 1998). In conjunction with the facility the Company maintains a lockbox and controlled disbursement account with the bank parent of the financial institution. All lockbox receipts are recorded as payments against the facility and presented checks are recorded as draws on the facility. Borrowings under this credit facility are collateralized by all of the assets of the Company and assignment of proceeds from lease agreements. At June 30, 1998, the Company had borrowings of $11,394,024 outstanding with additional borrowings of $3,605,976 available under the facility.

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

     As of June 30, 1998, the Company had sold or leased over 13,000 ITVMs and PCDMs under agreements with both domestic and international lotteries, their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards. The Company continues to test both ITVM's and PCDM's in both domestic and international markets.

RESULTS OF OPERATIONS

     The Company's net revenues increased 5% to $7,286,762 from $6,931,208 for the three months, and 19% to $13,150,903 from $11,095,175 for the six months ended June 30, 1998 and 1997 respectively. Revenues from sales of ITVM's PCDM's increased 12% to $3,244,267 from $2,900,048 for the three months ended June 30, 1998 and 1997, respectively and increased 55% to $5,307,996 from $3,428,992 for the six months ended June 30, 1998 and 1997 respectively. The fluctuation in revenues from sales is the result of the number and type of units sold rather than change in unit pricing. Revenues from sales include leased ITVMs categorized as sales-type leases for the lease of 388 ITVMs to the New York Lottery. Revenues from operating leases decreased 3% to $3,534,666 from $3,648,938 for the three months, and decreased less than 1% to $6,913,049 from $6,921,184 for the six months ended June 30, 1998 and 1997, respectively. Lease revenues decreased as the result of a reduction of certain lease prices, partially offset by increased pricing on certain replacement units. Lease revenues represented 49% and 53% of total revenues for the three months, and 53% and 62% of total revenues for the six months ended June 30, 1998 and 1997, respectively.

     Cost of revenues increased 9% to $4,830,188 from $4,453,598 for the three months, and increased 22% to $8,996,227 from $7,385,712 for the six months ended June 30, 1998 and 1997, respectively. Depreciation charged to cost of revenues increased 5% to $1,086,611 from $1,034,049 for the three months, and increased 5% to $2,072,424 from $1,966,303 for the six months, ended June 30, 1998 and 1997, respectively. Service and installation costs increased 8% to $1,412,693 from $1,305,007 for the three months, and increased 15% to $2,996,445 from $2,596,986 for the six months, ended June 30, 1998 and 1997, respectively, primarily due to the increase in the number of ITVMs and PCDM's deployed rather than an incremental cost per machine. Gross profit percentage decreased 1% to 32% from 33% for the six months ended June 30, 1998 and 1997, respectively, as the result of the changes described previously.

     Selling, general, and administrative expenses increased 18% to $1,076,201 from $914,410 for the three months, and 12% to $2,009,100 from $1,801,202 for the six months, ended June 30, 1998 and 1997, respectively. An increase in personnel, sales activities and costs of a new MIS system were the primary factors related to the increase in cost for both the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

     Interest expense increased 51% to $273,052 from $181,383 for the three months, and increased 48% to $495,695 from $334,183 for the six months, ended June 30, 1998 and 1997, respectively. The increase reflects the difference in the average amounts outstanding rather than a change in interest rate. Interest rates charged to the Company remained stable throughout the periods. Interest income was $35,796 and $3 for the three months, and $55,987 and $469 for the six months ended June 30, 1998 and 1997, respectively. The increase is the result of the carrying cost factor of sales type leases.

     As a result of the previously discussed changes, income before income taxes decreased 17% to $1,051,803 from $1,268,477 for the three months, and increased 17% to $1,535,671 from $1,318,518 for the six months, ended June 30, 1998 and 1997, respectively.

     As a result of the foregoing factors, net income decreased 19% to $629,504 from $777,347 for the three months, and increased 14% to $920,371 from $807,318 for the six months, ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales. At June 30, 1998 the Company has a total of 7,353 ITVMs and PCDMs deployed under leases as compared to 7,033 at June 30, 1997.

     The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Mercantile Business Credit, Inc. ("MBCI") entered into as of October 29, 1997. The Credit facility with MBCI is a $15,000,000 three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime of LIBOR plus two percent.

     Net cash provided by operations for the six months ended June 30, 1998 and 1997 was $2,206,309 and $5,212,481, respectively. The reduction for the first six months of 1998 as compared to the same period in 1997 results primarily from the increase in accounts receivable and inventory. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first six months of 1997.

     Net cash used in investing activities was $4,731,778 and $4,332,292 for the six months ended June 30, 1998 and 1997, respectively. This increase reflects the increase of larger and higher value ITVM's and PCDM's deployed under lease in the first six months of 1998 as compared to units deployed under lease in the first six months of 1997.

     Net cash provided by financing activities was $2,415,020 for the six months ended June 30, 1998 as compared to $1,005,474 net cash used in financing activities for the six months ended June 30, 1997. The change is the result of borrowing to fund the increase in leased ITVM's and PCDM's and receivables.

     The Company's working capital deficit increased by $1,461,533 to $5,798,601 at June 30, 1998, as compared to a deficit of $4,337,068 at December 31, 1997. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The deficit as of June 30, 1998 reflects the Company's use of cash generated from operations in addition to draws on the credit facility to finance the increased number of leased ITVM's and PCDM's.

     At June 30, 1998, the Company was indebted to MBCI in the aggregate principal amount of $11,394,024 and had $3,605,976 available under the credit facility.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The 1998 Annual Meeting of Shareholders was held on May 7, 1998.

(b)  Election of directors
     (1) The shareholders voted 2,955,786 shares in the affirmative, with 2,400 shares abstaining, for the re-election of Mr. Kazmier J. Kasper and Ms. H. Jean Marshall to a three year term as a director of the Company.

(c) The shareholders voted 2,957,676 shares in the affirmative, with 500 shares abstaining, for the ratification of the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.


ITEM 5. OTHER INFORMATION

(a)  SHAREHOLDER PROPOSALS

     (1) The proxy to be solicited by management of the Company with respect to the 1999 annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 22, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     Exhibit 11 - Computation of earnings per share
     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERLOTT TECHNOLOGIES, INC.
                                          (Registrant)



Date: August 13, 1998              /s/ L. Rogers Wells, Jr.
                                   --------------------------------------
                                   L. Rogers Wells, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)


                                   /s/ Dennis W. Blazer
                                   --------------------------------------
                                   Dennis W. Blazer
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