Form 10-Q
period 1998-09-30
INTERLOTT TECHNOLOGIES INC
filed 1998-11-05
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1998

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

                                 (513) 792-7000
              (Registrant's telephone number, including area code)

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

           Class                                 Outstanding at November 13,1998
----------------------------                     -------------------------------
Common Stock, $.01 Par Value                            3,210,000 shares

                                  Page 1 of 15
                            Exhibit Index on page 13

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

 ITEM                                                                     PAGE
NUMBER       PART I. FINANCIAL INFORMATION                               NUMBER
------                                                                   ------
   1       Financial Statements:

           Condensed Balance Sheets (unaudited) as of
           September 30, 1998 and December 31, 1997                           3

           Condensed Statements of Income (unaudited)
           for the three months and nine months ended
           September 30, 1998 and 1997                                        4

           Condensed Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 1998 and 1997              5

           Notes to Condensed Financial Statements                            6

   2       Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7 - 10

   3       Quantitative and Qualitative Disclosures about                    10
           Market Risk

           PART II. OTHER INFORMATION

   6       Exhibits and Reports on Form 8-K                                  11

           SIGNATURES                                                        12

           Exhibit Index                                                     13

ITEM 1. FINANCIAL STATEMENTS    PART I. FINANCIAL INFORMATION

                          INTERLOTT TECHNOLOGIES, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



ASSETS                                                                                 September 30, 1998      December 31,1997
                                                                                       ------------------      ----------------
Current assets:
  Cash                                                                                     $   231,960            $   143,071
  Accounts receivable, less allowance for doubtful accounts of $123,501
     in 1998 and $93,501 in 1997                                                             3,240,891              2,918,092
  Investment in sales type leases, current portion                                             777,274                216,485
  Inventories                                                                                4,768,496              4,051,495
  Prepaid expenses                                                                              57,782                147,450
                                                                                           -----------            -----------
               Total current assets                                                          9,076,403              7,476,593
Property and equipment:
  Leased machines                                                                           29,462,092             25,718,832
  Machinery and equipment                                                                      572,722                519,388
  Building and improvements                                                                    265,153                265,854
  Furniture and fixtures                                                                       127,378                124,359
                                                                                           -----------            -----------
                                                                                            30,427,345             26,628,433
  Less accumulated depreciation and amortization                                            14,678,355             11,382,120
                                                                                           -----------            -----------
                                                                                            15,748,990             15,246,313
Investment in sales type leases, less current portion                                        3,483,475              1,051,011
Product development rights, net of accumulated amortization of $568,332 in 1998
  and $513,333 in 1997                                                                         531,668                586,667
Deferred tax asset                                                                                 -0-                252,300
                                                                                           -----------            -----------
                                                                                           $28,840,536            $24,612,884
                                                                                           ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                            $11,560,155            $ 8,978,036
  Current installments of long-term debt                                                           -0-                    968


  Accounts payable                                                                           1,535,495              1,142,065
  Accounts payable - related party                                                             307,165                328,960
  Accrued expenses                                                                           1,199,721              1,254,182
  Income taxes payable                                                                         144,425                100,450
                                                                                           -----------            -----------
               Total current liabilities                                                    14,746,961             11,804,661

Notes payable - related parties                                                                479,000                479,000
Deferred tax liability                                                                         139,528                    -0-
                                                                                           -----------            -----------
               Total liabilities                                                            15,365,489             12,283,661

Series A preferred stock, $.01 par value, 20,000,000 shares authorized,
  1,335,000 shares issued and outstanding in 1998 and 1997                                   1,335,000              1,335,000

Stockholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
    shares issued and outstanding in 1998 and 1997                                              32,100                 32,100
  Additional paid-in capital                                                                10,376,017             10,376,017
  Retained earnings                                                                          1,731,930                586,106
                                                                                           -----------            -----------
               Total stockholders' equity                                                   12,140,047             10,994,223
                                                                                           -----------            -----------
                                                                                           $28,840,536            $24,612,884
                                                                                           ===========            ===========



            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                       Three Months Ended                         Nine Months Ended
                                                          September 30,                             September 30,
                                                          -------------                             -------------
Revenues:                                           1998                 1997                 1998                 1997
                                                    ----                 ----                 ----                 ----
  Machine and parts sales                       $  1,741,828         $    566,664         $  7,049,825         $  3,995,656

  Machine leases                                   3,235,382            2,823,809           10,148,288            9,744,993

  Other                                              650,120              451,463            1,579,976            1,196,462
                                                ------------         ------------         ------------         ------------
                                                   5,627,330            3,841,936           18,778,089           14,937,111

Cost of revenues                                   3,839,992            2,314,736           12,836,219            9,700,448
                                                ------------         ------------         ------------         ------------

  Gross profit                                     1,787,338            1,527,200            5,941,870            5,236,663

Operating expenses:

  Selling, general, and administrative
    expenses                                       1,037,563              931,634            3,046,516            2,732,836

  Research and development costs                     201,729              177,168              371,927              433,197
                                                ------------         ------------         ------------         ------------

    Total operating expenses                       1,239,292            1,108,802            3,418,443            3,166,033
                                                ------------         ------------         ------------         ------------

    Operating income                                 548,046              418,398            2,523,427            2,070,630

Other income  (expense):

  Interest expense                                  (257,750)            (201,000)            (753,445)            (535,183)

  Interest income                                     86,356               25,029              142,342               25,948
                                                ------------         ------------         ------------         ------------

                                                    (171,394)            (175,971)            (611,103)            (509,685)
                                                ------------         ------------         ------------         ------------

  Income before income taxes                         376,652              242,427            1,912,324            1,560,945

Income taxes                                         151,199               34,800              766,500              546,000
                                                ------------         ------------         ------------         ------------

  Net income                                    $    225,453         $    207,627         $  1,145,824         $  1,014,945
                                                ============         ============         ============         ============

  Basic and diluted net income
    per share                                   $        .07         $        .06         $        .36         $        .31
                                                ============         ============         ============         ============


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                 Nine Months Ended September 30,
                                                                     1998                1997
                                                                     ----                ----
Cash flows from operating activities:
  Net income                                                     $ 1,145,824         $ 1,014,945
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Deferred income taxes                                              391,828              48,000
  Depreciation and amortization                                    3,351,234           3,067,501

  Principal portion of sales type leases received                    344,532              91,035
  Gain on sale of equipment under sales type leases               (1,080,585)           (447,915)
  Decrease (increase) in accounts receivable                        (322,799)            385,177
  Increase in inventories                                           (717,001)           (738,883)
  Decrease in prepaid expenses                                        89,668              17,925
  Increase (decrease) in accounts payable                            393,430            (157,904)
  (Decrease) increase in accounts payable - related party            (21,795)             59,391
  Increase (decrease) in accrued expenses                            (54,461)             83,340
  Increase in income taxes payable                                    43,975             188,000
                                                                 -----------         -----------
         Net cash provided by operating activities                 3,563,850           3,610,612
                                                                 -----------         -----------

Cash flows from investing activities:
  Cost of leased machines                                         (6,000,460)         (5,017,689)
  Purchases of property and equipment                                (55,652)           (305,965)
                                                                 -----------         -----------
         Net cash used in investing activities                    (6,056,112)         (5,323,654)
                                                                 -----------         -----------

Cash flows from financing activities:
  Proceeds from notes payable, net                                 2,582,119           1,672,585
  Repayment of long-term debt                                           (968)             (3,708)
                                                                 -----------         -----------
         Net cash provided by financing activities                 2,581,151           1,668,877
                                                                 -----------         -----------

  Increase (decrease) in cash                                         88,889             (44,165)
  Cash at beginning of year                                          143,071             188,586
                                                                 -----------         -----------
  Cash at end of period                                          $   231,960         $   144,421
                                                                 ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                  $   711,530         $   528,332
                                                                 ===========         ===========
  Income taxes paid                                              $   330,700         $   310,000
                                                                 ===========         ===========


           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the nine months ended September 30, 1998 and 1997 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies which appears in the Company's 1997 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1997 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.


 2.      Investment in Sales Type Leases

         The Company leases 200 Instant Ticket Vending Machines to one state lottery under a sales type lease that commenced in May, 1997 and an additional 495 Instant Ticket Vending Machines are leased to another state lottery under a similar type lease that commenced in May, 1998, with ongoing deployments throughout the year. Revenues from sales type leases are included in revenues from sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, as amended.


3.       Notes Payable

         In October, 1997, the Company entered into a revolving credit facility with a financial institution that permits the Company to borrow through October, 2000, up to $15,000,000 at the LIBOR rate plus two percent (7.65% at September 30, 1998). In conjunction with the facility, the Company maintains a lockbox and controlled disbursement account with the bank parent of the financial institution. All lockbox receipts are recorded as payments against the facility and presented checks are recorded as draws on the facility. Borrowings under this credit facility are collateralized by all of the assets of the Company and assignment of proceeds from lease agreements. At September 30, 1998, the Company had borrowings of $11,560,155 outstanding with additional borrowings of $3,439,845 available under the facility.

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

         As of September 30, 1998, the Company had sold or leased over 13,000 ITVMs under agreements with both domestic and international lotteries, their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards. The Company continues to test ITVMs and PCDMs in both domestic and international markets.

RESULTS OF OPERATIONS

         The Company's net revenues increased 46% to $5,627,330 from $3,841,936 for the three months, and increased 26% to $18,778,089 from $14,937,111 for the nine months ended September 30, 1998 and 1997, respectively. Revenues from sales of ITVMs and PCDMs increased 207% to $1,741,828 from $566,664 for the three months ended September 30, 1998 and 1997, respectively, and increased 76% to $7,049,825 from $3,995,656 for the nine months ended September 30, 1998 and 1997 respectively. The increase in revenues from sales is primarily due to the inclusion of revenues from 495 ITVMs leased to the New York Lottery which are categorized as sales type leases and which were deployed throughout 1998. (See
Note 2 of Notes to Condensed Financial Statements.) Revenues from operating leases increased 15% to $3,235,382 from $2,823,809 for the three months, and increased 4% to $10,148,288 from $9,744,993 for the nine months ended September 30, 1998 and 1997, respectively. Lease revenues increased as the result of additional units deployed. Lease revenues represented 57% and 73% of total revenues for the three months, and 54% and 65% of total revenues for the nine months ended September 30, 1998 and 1997, respectively.

         Cost of revenues increased 66% to $3,839,992 from $2,314,736 for the three months, and increased 32% to $12,836,219 from $9,700,448 for the nine months ended September 30, 1998 and 1997, respectively. Depreciation charged to cost of revenues increased 14% to $1,072,488 from $941,628 for the three months, and increased 8% to $3,144,912 from $2,907,904 for the nine months, ended September 30, 1998 and 1997, respectively. Service and installation costs increased 12% to $1,399,098 from $1,253,028 for the three months, and increased 14% to $4,395,863 from $3,850,014 for the nine months ended September 30, 1998 and 1997, respectively, primarily due to the increase in the number of ITVMs and PCDMs deployed rather than an incremental cost per machine. Gross profit percentage decreased 3% to 32% from 35% for the nine months ended September 30, 1998 and 1997, respectively, as the result of the changes described previously.

         Selling, general, and administrative expenses increased 11% to $1,037,563 from $931,634 for the three months, and increased 11% to $3,046,516 from $2,732,836 for the nine months, ended September 30, 1998 and 1997, respectively. Increases in personnel and sales activities were the primary factors related to the increase in cost for both periods.

         Interest expense increased 28% to $257,750 from $201,000 for the three months, and increased 41% to $753,445 from $535,183 for the nine months, ended September 30, 1998 and 1997, respectively. The increase reflects an increase in borrowings which were incurred to fund increases in leased machines and receivables. Interest rates charged to the Company declined throughout the periods due to increased use of optional borrowing rates tied to the LIBOR rates. Interest income was $86,356 and $25,029 for the three months, and $142,342 and $25,948 for the nine months ended September 30, 1998 and 1997, respectively. The increase is the result of higher carrying costs associated with sales type leases.

         As a result of the previously discussed changes, income before income taxes increased 55% to $376,652 from $242,427 for the three months, and increased 23% to $1,912,324 from $1,560,945 for the nine months, ended September 30, 1998 and 1997, respectively.

         Due to the foregoing factors, net income increased 9% to $225,453 from $207,627 for the three months, and increased 13% to $1,145,824 from $1,014,945 for the nine months, ended September 30, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales. At September 30, 1998 the Company had a total of 7,587 ITVMs and PCDMs deployed under leases as compared to 6,757 at September 30, 1997.

         The Company finances its operations primarily through cash flow from operations and a three-year revolving credit facility from Mercantile Business Credit, Inc. ("MBCI") entered into as of October 29, 1997. The Credit facility with MBCI is a $15,000,000 three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus two percent.

         Net cash provided by operations for the nine months ended September 30, 1998 and 1997 was $3,563,850 and $3,610,612, respectively. The slight decrease for the first nine months of 1998 as compared to the same period in 1997 results primarily from an increase in equipment leases classified as sales type leases offset by an increase in accounts receivable.

         Net cash used in investing activities was $6,056,112 and $5,323,654 for the nine months ended September 30, 1998 and 1997, respectively. This increase reflects the increase of larger and higher value ITVMs and PCDMs deployed under lease in the first nine months of 1998 as compared to units deployed under lease in the first nine months of 1997.

         Net cash provided by financing activities was $2,581,151, for the nine months ended September 30, 1998 as compared to $1,668,877 for the nine months ended September 30, 1997. The change is the result of increased borrowings to fund the increase in leased ITVMs and PCDMs and receivables.

         The Company's working capital deficit increased by $1,342,491 to $5,670,559 at September 30, 1998, as compared to a deficit of $4,328,068 at December 31, 1997. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The higher deficit as of September 30, 1998 reflects the Company's use of cash generated from operations in addition to draws on the credit facility to finance the increased number of leased ITVMs and PCDMs.

         At September 30, 1998, the Company was indebted to MBCI in the aggregate principal amount of $11,560,155 and had $3,439,845 available under the credit facility.

THE YEAR 2000 ISSUE

         Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000 or when otherwise dealing with dates later than December 31, 1999. This Year 2000 issue is believed to affect virtually all companies and organizations, including the Company.

         The Company relies on computer-based technology and utilizes a variety of third-party hardware and proprietary and third party software. The Company's dispensing equipment generally uses proprietary software, with third-party software being used more extensively for administrative functions, such as accounting and human resource management. In addition to such information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology, such as elevators, escalators and energy management systems. Third parties with whom the Company has commercial relationships including vendors of materials and components incorporated into the Company's products, and of products and services used by the Company in it's operations (such as banking and financial services, data processing services, telecommunications services and utilities) are also highly reliant on computer based technology.

         The Company has assessed the potential effects of the Year 2000 issue on the Company's business, financial condition and results of operations. In conjunction with this assessment, the Company developed and commenced the implementation of the compliance program described below.

         The Company has undertaken a review of its proprietary IT systems. No systems were identified as relating to the critical functions of the Company's ITVMs, Therefore the Company believes that no remediation with regard to proprietary IT systems is necessary at this time.

         All third party providers of critical hardware and software have been contacted and appropriate representations to the effect that such hardware or software is or will timely be year 2000 compliant have been obtained.

         The Company has undertaken a review of its non-IT systems and is in the process of implementing a remediation program in respect to such systems that are within the control of the Company. Selected non-IT suppliers and vendors have been contacted to identify any significant exposures that may exist and identify alternate sources or strategies where necessary.

         The Company has incurred minimal costs to date in assessing the potential effects of the Year 2000 issue on the Company and does not expect or anticipate any material expenditure in the future.

         The Company's Year 2000 compliance effort is directed towards ensuring that the Company will be able to continue to perform three critical functions:
(i) effect sales, (ii) order and receive supplies and materials, and (iii) pay its employees and vendors. It is difficult to assess with any degree of accuracy the impact on any of these three areas of the failure of one or more aspects of the Company's compliance program.

         The complexity of the issues presented by the Year 2000 problem and the proposed solutions therefor and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that the Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable pursuant to General Instruction 1 to Item 305 of Regulation S-K.

                           PART II. OTHER INFORMATION



ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Exhibit 11 - Computation of earnings per share
         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERLOTT TECHNOLOGIES, INC.
                                                  (Registrant)



Date: November 5, 1998                    /s/ L. Rogers Wells, Jr.
                                          --------------------------------------
                                          L. Rogers Wells, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


                                          /s/ Dennis W. Blazer
                                          --------------------------------------
                                          Dennis W. Blazer
                                          Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number             Description                               Page Number
--------------             -----------                               -----------

      11                   Computation of earnings per share              14

      27                   Financial Data Schedule                        15