Form 10-K405
period 1998-12-31
INTERLOTT TECHNOLOGIES INC
filed 1999-03-31
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----

                        COMMISSION FILE NUMBER 001-12986

                          INTERLOTT TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                          31-1297916
          (State of incorporation)                (IRS Employer
                                              Identification Number)

                 10830 MILLINGTON COURT, CINCINNATI, OHIO 45242
          (Address of principal executive offices, including zip code)

                                 (513) 792-7000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, $.01 Par Value                  American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 22, 1999 was $9,630,000. There were 3,210,000 shares of Common Stock outstanding as of March 22, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report are incorporated by reference in
Part II hereof. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 6, 1999 are incorporated by reference in Part III hereof.

                          INTERLOTT TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

ITEM                                                                                                         PAGE
NUMBER                                                                                                       NUMBER
------                                                                                                       ------
PART I............................................................................................................3

   1.      Business...............................................................................................3

   2.      Properties............................................................................................20

   3.      Legal Proceedings.....................................................................................20

   4.      Submission of Matters to a Vote of Security Holders...................................................21

   4(A).   Executive Officers of the Registrant..................................................................21

PART II..........................................................................................................22

   5.      Market for the Registrant's Common Stock and Related Stockholder Matters..............................22

   6.      Selected Financial Data...............................................................................22

   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................22

   7(A).   Quantitative and Qualitative Disclosures About Market Risk............................................27

   8.      Financial Statements and Supplementary Data...........................................................27

   9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................27

PART III.........................................................................................................28

   10.     Directors and Executive Officers of the Registrant....................................................28

   11.     Executive Compensation................................................................................28

   12.     Security Ownership of Certain Beneficial Owners and Management........................................28

   13.     Certain Relationships and Related Transactions........................................................28

PART IV..........................................................................................................28

   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................28

           SIGNATURES............................................................................................32

           INDEX OF FINANCIAL STATEMENT SCHEDULES.................................................................1

           INDEX OF EXHIBITS......................................................................................1

                                     PART I

ITEM 1.           BUSINESS

         Interlott Technologies, Inc. (the "Company" or "Interlott") is engaged primarily in the design, manufacture, sale, lease and service of instant winner lottery ticket vending machines ("ITVMs"). ITVMs are used by public lotteries operated by states and international public entities to dispense instant winner lottery tickets primarily in retail locations such as supermarkets and convenience stores. An instant lottery commonly is played by players scratching off a latex coating from a pre-printed ticket or tearing pull-tabs from a pre-printed ticket to determine the outcome of the game. The Company's ITVMs dispense instant lottery tickets without the assistance of an employee of the lottery instant ticket retailer or agent, thereby permitting the retailer or agent to sell tickets without disrupting the normal duties of its employees.

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

         As of December 31, 1998, the Company had sold or leased 15,045 ITVMs under agreements with 23 different state lotteries and seven international jurisdictions, or their licensees or contractors. The Company was awarded four of the six contracts that were awarded to the industry in 1998. Additionally, lotteries in four states and five international jurisdictions currently are testing the Company's products and services or have requested the Company to provide ITVMs for testing.

         The Company continually seeks to enhance its existing product lines and develop new products. In 1998, the Company introduced its Modular Vending Platform to increase over-the-counter instant ticket sales and reduce ticket shrinkage. Also in 1998, the Company introduced the Automated Communication System, which significantly increases and enhances the flow of information between the ITVMs in the field and the lotteries.

         Taking advantage of its expertise in dispensing technology, the Company introduced a prepaid phone card dispensing machine ("PCDM") in 1995 that enables providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations without the assistance of an employee of the retailer. The dispensing process used in the Company's PCDM incorporates the same patented technology used in the Company's PTVM, and the Company believes that this dispensing technology is superior to any other PCDM dispensing technology on the market. Sales of the Company's PCDMs began in the latter part of 1995, and as of December 31, 1998, the Company had sold or leased a total of 851 PCDMs. PCDM revenues in 1998 represented 2.3% of total revenues.

         The Company was incorporated on February 20, 1990 under the laws of Ohio and was reincorporated under the laws of Delaware on March 18, 1994. In April 1994, the Company completed an initial public offering of Common Stock, and the Company's Common Stock now trades on the American Stock Exchange under the symbol "ILI."

INDUSTRY OVERVIEW

         ITVMs

         The popularity and success of lotteries has increased worldwide in recent years, and the popularity of instant lotteries has increased at a rate that is greater than that of lotteries generally. Currently, 37 states and the District of Columbia operate lotteries as compared to 29 states as of June 30, 1989, and 37 states and the District of Columbia currently operate instant lotteries as compared to 28 states as of June 30, 1989. The Company believes that factors contributing to the rapid growth in the popularity and success of instant ticket games, which now comprise 45% of total lottery sales in the United States as compared to 24% in 1989, include more sophisticated marketing techniques, the introduction of new state instant ticket lotteries, a broader appeal among lottery consumers and increased technological advances in the distribution of instant tickets.

         ITVMs were first deployed to serve the instant lottery market in 1991, and the market for ITVMs has grown rapidly in subsequent years. The number of installed ITVMs has increased from approximately 900 in two states in 1991 to approximately 25,000 in 31 states, the District of Columbia and eight international jurisdictions as of December 31, 1998. Four states and five international jurisdictions currently are testing or preparing to test ITVMs in the field, and the Company believes that several other states and international jurisdictions are considering the use of ITVMs. Additionally, because states that utilize ITVMs typically introduce the ITVMs into the instant ticket distribution system in stages (preferring to test retail reception to a limited initial deployment of ITVMs before fully committing funds to the deployment of a significantly larger number of ITVMs), the Company believes that states currently utilizing ITVMs represent a growing market for the Company's ITVMs.

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

         The use of PCDMs as a method of distribution of prepaid telephone calling cards has paralleled the market acceptance of the card. PCDMs are now being used successfully to sell prepaid telephone calling cards in truck stops, military bases, convenience stores, airports, and numerous other types of retail locations. The Company believes that the sale of prepaid long distance telephone calling cards and the use of PCDMs are in the very early stages of market development in the United States and anticipates the continued development of the market.

BUSINESS STRATEGY

         The Company's business strategy involves the following elements:

          - Expansion of the Company's ITVM into new domestic and international markets. Lotteries are becoming increasingly aware of the success of ITVMs in increasing instant ticket revenues, and many domestic and international jurisdictions are currently testing and evaluating ITVMs. In the United States, the Company currently is testing or preparing for testing of ITVMs for four state lotteries. Internationally, the Company currently is testing or preparing for testing of ITVMs for lotteries in five countries. The Company plans to expand further into new and existing lottery jurisdictions by expanding its marketing efforts and lowering the cost associated with the procurement of its ITVMs. The Company also intends to continue to aggressively market its ITVM products and services to its existing customers to encourage expanded use of ITVMs in existing distribution systems.

          - PCDM market penetration. The Company has made only an initial and limited penetration of the PCDM market to date, but the Company is actively seeking to become a significant presence in the PCDM market in the United States. The Company believes that its ITVM has a reputation for quality, performance and reliability, and the Company intends to capitalize on this reputation in marketing its PCDM to providers of long distance telephone services. The Company also intends to demonstrate to such providers the advantages which its PCDM affords to the retailers that sell prepaid telephone calling cards, which in turn should lead to increased sales of prepaid telephone calling cards by such providers. The Company intends to aggressively market its PCDM products to its existing customers and to expand its marketing efforts to both the providers and resellers of long distance telephone services, as well as to market its PCDMs to retailers of prepaid telephone calling cards.

          - Continued product innovation and technological advances. Management believes that the Company's products are more technologically advanced than the products of its competitors and that the technological superiority of the Company's ITVM is a principal reason for its success to date. To further expand the Company's market opportunities, the Company continually seeks to enhance its existing products and develop complementary products that offer the superior operating performance of its ITVMs and PCDMs. For example, the Company has developed a new Modular Vending Platform ("MVP") for use in convenience stores and grocery check-out lanes which should increase sales and reduce ticket shrinkage. The Company also has enhanced its software to interact with currency acceptors of international currency and display messages in several languages. Finally, the Company has improved its on-line communications system through the new Automated Communication System that significantly increases and enhances the flow of information between the ITVMs in the field and the lotteries.

          - Manufacturing efficiencies. The Company continually seeks to enhance its manufacturing operations to improve its gross margins and overall profitability. The Company believes that through design refinements and continued higher production volumes, it will continue to achieve lower manufacturing costs by receiving more favorable terms from vendors.

          - Develop dispensing devices for other markets. The Company intends to expand its existing product lines by developing new dispensing devices for markets other than lotteries and prepaid telephone calling cards. For example, the Company has developed a device which dispenses stored value "smart" cards for possible use by the financial services industry to the extent that consumer use of smart cards develops in the future.

PRODUCTS

         The ITVM

         In 1987, Edmund F. Turek, who currently serves as a director of and consultant to the Company, developed the technology for what the Company believes to be the first automated ITVM. The burster dispensing technology is a key component of the Company's ITVM for scratch-off instant lottery tickets and is protected by a patent that the Company acquired from Mr. Turek's family-owned corporation. See "Patents, Trademarks and Copyrights" below.

         The Company's ITVMs automatically dispense instant lottery tickets upon payment from the user. Unlike the products of some of the Company's competitors, the burster technology in the Company's ITVMs automatically separates one scratch-off instant ticket from another along the perforations between tickets to help prevent tearing of the tickets or scarring of the latex on the tickets. The Company's burster technology, which the Company believes to be the most technologically advanced scratch-off dispensing system in the ITVM industry, also enables the Company's ITVMs to dispense and account for virtually any known type of scratch-off instant lottery ticket, allowing the use of a wide range of sizes, shapes, paper stocks or perforations, without the intervention of a lottery retailer or agent. This feature allows lotteries to purchase virtually any known type of scratch-off instant ticket from their instant ticket manufacturer without having to request from the manufacturer major alterations in the ticket perforations. For example, the Company's ITVM, unlike the products of the Company's competitors, can dispense recyclable scratch-off tickets without tearing or scarring the tickets. The Company believes that lotteries will increasingly require the use of recyclable tickets in their ITVMs. This feature also is particularly beneficial to international lottery jurisdictions that may use non-standard sizes, shapes and paper stocks. In addition, the ITVM for scratch-off tickets is faster than manual sales of scratch-off tickets as the ITVM's entire dispensing process is completed in less than 1.5 seconds once the ticket selector button has been pushed.

         The Company's ITVMs for scratch-off tickets have a proven record of reliability. Based on an analysis of actual field service data regarding the dispensing of approximately 55 million scratch-off instant tickets by the Company's ITVMs during a 48-week period, the Company determined that the Mean Time Between Failure of these ITVMs is approximately 3.78 years and that the Mean Time to Repair is approximately 15 minutes. The data indicated that these ITVMs dispense an average of 392,800 scratch-off instant tickets between failures. The Company believes that it has developed an ITVM that has proven to be reliable and that requires less maintenance than the products of its competitors. The Company believes that the reliability of its ITVMs and the lower maintenance requirements distinguish the Company's ITVMs for scratch-off tickets from those of its competitors. See "Competition" below.

         The Company's ITVM for scratch-off tickets has the capacity to dispense tickets from one to 16 different bins. Because each bin can dispense tickets of different sizes, paper stocks and price levels, lotteries can sell scratch-off tickets for up to 16 different instant-winner games with a single ITVM. The ITVM can accommodate up to 16,000 tickets in the 16-game unit and can dispense all tickets in the bin without manual intervention. When all of the tickets in a bin have been dispensed, tickets can be easily reloaded by an employee of the retailer or agent. This is in contrast to the products of the Company's competitors, which the Company believes require the retailer or other agent to tape the last few tickets in each bin to the next pack of tickets provided by the retailer or other agent. The ability of the Company's ITVM to dispense every ticket in each bin not only facilitates the ticket reloading process but also enhances the accuracy of the inventory and accounting functions.

         All of the Company's ITVMs accept bills in $1, $2, $5, $10 and $20 denominations and, in some applications, accept international currency. The size of the Company's ITVM for scratch-off tickets varies from 69 inches tall, 28 inches wide and 24 inches deep for a 16-game unit to 19.75 inches tall, 15.5 inches wide and 20.5 inches deep for a countertop unit.

         All models are anchored to the floor or counter. The ITVMs typically are custom designed to meet any color and other appearance specifications that a lottery may desire. All models are Underwriters Laboratory ("UL((R))") listed and Federal Communications Commission ("FCC") approved, which ensures that the ITVM has passed nationally recognized safety standards and stringent requirements designed to preclude machine damage and personal injury due to non-approved components, devices, installation or application. The Company was the first manufacturer of ITVMs to obtain UL((R)) listing and FCC approval for its ITVMs.

         Each ITVM is standardized with an information display that provides the player with easy-to-read instructions on how to use the machine and gives the lottery retailer or agent the ability to read sales reports without printing the report. The ITVM can be ordered with a "BETA BRITE((R))" mulTi-color LED sign mounted on the top of the ITVM which is intended to increase attention to the machine and thereby increase ticket sales. The BETA BRITE((R)) sign is programmed at the Company's manufacturing facility and can display any message the lottery may desire. The BETA BRITE((R)) also may be programmed by the retailer or agent or can be programmed from the lottery headquarters by utilizing the Company's optional modem communications system. The Company currently is utilizing the BETA BRITE((R)) on ITVMs installed in approximately 15 states.

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

         All of the Company's ITVMs for scratch-off tickets utilize copyrighted software that can supply up to 11 different reports for accounting and inventory purposes. These reports can provide to the lottery and its retailers or agents a complete summary of daily sales, weekly sales, total sales, sales by game, current status of the machine, inventory of the product currently in the ITVM, the last three transactions of the ITVM and other types of information. The software system allows for a simple diagnostic test to identify any malfunction of the ITVM. The diagnostic mode communicates various information such as ticket size setting, status of electronics, status of each game and other information concerning the system software. The Company's ITVM software system may be programmed to the detail specifications of the specific lottery.

         The Company incorporates a common electronic system in all of its equipment. This enables the Company to efficiently develop common software and to realize cost efficiencies in acquiring electronic components.

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

         Similar to the Company's ITVM for scratch-off tickets, the Company's PCDM automatically dispenses prepaid telephone calling cards upon payment from the user. Unlike the products of some of the Company's competitors, the dispensing technology in the Company's PCDM automatically pulls one prepaid telephone calling card from the bottom of the stack of cards without the jamming that is associated with other dispensing processes. The Company's dispensing technology, which the Company believes to be the most technologically advanced dispensing system in the PCDM industry, also enables the Company's PCDM to dispense and account for virtually any known thickness of calling card without the intervention of the retailer. In addition, the PCDM is faster than manual sales of prepaid telephone calling cards as the PCDM's entire dispensing process is completed in less than three seconds once the selector button has been pushed.

         The Company's PCDMs have the capacity to dispense cards from two to six different bins. The PCDM can accommodate up to 3,600 cards in the six-bin unit and can dispense all prepaid telephone calling cards in the bin without manual intervention. When all of the cards in a bin have been dispensed, cards easily can be reloaded by an employee of the retailer. The ability of the Company's PCDM to dispense every card in each bin not only facilitates the card reloading process but also enhances the accuracy of the inventory and accounting functions.

         All of the Company's PCDMs accept bills in $1, $2, $5, $10 and $20 denominations and, in some applications, accept international currency. The size of the Company's PCDMs varies from 66 inches tall, 26 inches wide and 19 inches deep for a six-bin dispenser unit to 22 inches tall, 14 inches wide and 10 inches deep for a countertop unit. All models are anchored to the floor or counter, except that the two bin model may be mounted on an optional pedestal. All models are UL((R)) listed and FCC approved. Each PCDM is standardized with an information display that provides the user with EASY-to-read instructions on how to use the machine and gives the retailer the ability to read sales reports without printing the report.

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

         The focus of the Company's marketing strategy is on the superior performance and reliability of its ITVMs, as well as continued competitive pricing. Information developed through actual field use and product field tests demonstrates that a significant factor in increasing instant ticket sales is the reliability of the ITVM. Increased maintenance visits impair the ITVM "uptime," which in turn reduce ticket sales. The Company believes that its ITVMs, based on actual field performance and product testing, are the most reliable and technologically superior in the industry. Management believes that actual field demonstrations comparing the Company's ITVMs with those of its competitors are the Company's best method of marketing. The Company has been awarded contracts to provide ITVMs for 13 of the last 17 state lotteries that have requested bid proposals and 4 of the 6 domestic ITVM contracts that were awarded in 1998.

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

         The Company will continue to participate in cooperative service arrangements with other lottery suppliers as the lotteries increasingly rely on these types of arrangements. These arrangements allow lotteries to reduce their operating costs while increasing lottery revenues. Additionally, these arrangements allow for a more efficient means for contracting products and services. The Company's ITVMs are deployed in Georgia and West Virginia pursuant to cooperative service arrangements between the Company and Scientific Games, Inc., which is a primary contractor for the Georgia and West Virginia Lotteries, and were deployed in New Jersey pursuant to a purchase agreement between the Company and GTECH Corporation, which is the on-line supplier to the New Jersey Lottery. Under these arrangements, the Company supplies ITVMs to Scientific Games, Inc. for use in Georgia and West Virginia and supplies ITVMs to GTECH Corporation for use in New Jersey. The Company is responsible for installing, servicing and maintaining the ITVMs in Georgia but is not required to provide preventive maintenance or servicing for the ITVMs supplied for use in West Virginia and New Jersey. Management believes that the deployment of the Company's ITVMs in Georgia, West Virginia and New Jersey resulted in part from the Company's cooperative service arrangements with Scientific Games, Inc. and GTECH Corporation and that such cooperative service arrangements will prove to be increasingly attractive to both domestic and international lotteries in the future.

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

CONTRACTS

         ITVMs

         General. The Company's lottery contracts typically are entered into following a competitive bidding process. Once a lottery has determined to utilize ITVMs in its distribution network, the lottery usually will request proposals from ITVM providers. Lotteries within the United States typically follow a procedure whereby the lottery issues a Request for Proposal ("RFP") to determine the contract award for installation of ITVMs. The RFP generally seeks information concerning each company's products, cost of the products or services to be provided, quality of management, experience in the industry and other factors that the lottery may deem material to a contract award. The RFP also may specify product criteria and other qualifications or conditions that must be satisfied, such as UL((R)) listing and FCC approval of the ITVM and in-state or minority supplier requirements.

Generally, an evaluation committee comprised of key lottery staff members appraises the proposals based on an established point system, and the contract is awarded to the company with the most points.

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

         The Company offers lotteries a choice of three types of contracts: (i) Standard Lease Agreements, (ii) Sales Agreements, and (iii) Percentage Lease Agreements. ITVM lease revenues as a percentage of the Company's total revenues were 63.3%, 67.3% and 57.9% in 1996, 1997 and 1998, respectively.

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

         As noted above, the lease payments provided for in the typical Standard Lease Agreement are fixed in most cases during the term of the agreement, and these agreements typically permit the lottery to order additional ITVMs at any time during the lease term. If the lottery orders a significant number of ITVMs near the end of the lease term, the Company would have to incur significant manufacturing costs but may receive lease payments for only a relatively short period of time through the remainder of the lease term. However, the Company believes that it is more likely that the lottery would elect to extend the lease term rather than return the ITVMs after only a short period of use. Additionally, the Company is unable to pass along to the lottery any increases in its manufacturing and service costs during the term of the typical Standard Lease Agreement. In the case of a Standard Lease Agreement which provides for a short initial term (such as one year) with an option for the lottery to extend the lease term for additional one-year periods, if the lottery does not extend the initial lease term, the Company might incur a loss on the manufacture of the ITVMs leased to the lottery under the initial lease agreement.

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

         The Company's contracts generally have an initial term of one to five years with options to extend the duration of the contracts for periods between one and five years. The option extensions generally are at the lottery's discretion and are exercised under the same terms and conditions as the original contract. As of December 31, 1998, the initial term of five of the Company's contracts had expired, and in each case, the lottery exercised its option to extend the term. The Company's contracts with lotteries, like most other types of state contracts, typically permit a lottery to terminate the contract upon 30 days written notice for any reason. Upon termination of a lease contract, the lottery would return the leased equipment to the Company. It is uncertain, however, whether the Company would be able to re-lease or sell any ITVMs that may be returned to the Company following the expiration or cancellation of a lease. To date, no lottery has terminated its contract with the Company. Upon termination of a contract, the lottery may award new contracts through a competitive bid process.

         As noted above, the Company believes that 31 states and the District of Columbia utilize ITVMs in some manner as part of their instant ticket distribution system. The Company's ITVMs have been deployed in 23 of those states as well as seven international jurisdictions, and four additional states and five international jurisdictions currently are testing the Company's ITVMs or have requested that the Company provide ITVMs for testing. Set forth below is certain information regarding the Company's contract status and the number of Company ITVMs sold or leased in each of these jurisdictions as of December 31, 1998. All of the Company's existing contracts, except for the contract with the Maryland Lottery, have provisions that allow the lotteries to order additional ITVMs in the future.

                                                                                                   NO. OF ITVMS
   STATE                        STATUS OF CONTRACT AWARD                 TYPE OF CONTRACT          SOLD OR LEASED
   -----                        ------------------------                 ----------------          --------------

Arizona                   Awarded in October 1993; renewed through       Standard Lease/                  221
                          June 1999.                                     Maintenance

Colorado                  Awarded in June 1996; renewed through June     Standard Lease/                  484
                          2000.                                          Maintenance

District of Columbia      Awarded December 1997; renewed through         Standard Lease                    8
                          December 2000.

Florida                   Awarded September 1996; renewed through June   Standard Lease/                 734
                          2000.                                          Maintenance

Georgia (1)               Awarded in May 1993; renewed through May       Standard Lease/                 500
                          2003.                                          Maintenance

Idaho                     Purchases made by purchase orders in May and   Sales                           185
                          August 1995, August 1996 and August 1997.

Indiana                   Awarded in July 1995; expired in October       Standard Lease                  700
                          1997, with two one-year renewals at the
                          option of the lottery; both renewal options
                          have been exercised.

Iowa                      Awarded in August 1994; expired in December    Standard Lease/                 531
                          1998, with two one-year renewals at the        Maintenance
                          option of the lottery; both renewal options
                          have been exercised through December 2000.

Kansas                    Awarded July 1997; expired July 1998 with      Standard Lease/                   74
                          five one-year renewals at the option of the    Maintenance
                          lottery; renewed through July 1999.

Kentucky                  Purchased in June 1991.                        Sales                            912

Maine                     Awarded in July 1995; expired in July 1998,    Standard Lease/                  198
                          with two one-year extensions at the            Maintenance
                          lottery's option; renewed through July 1999.

Maryland                  Awarded in September 1993; expired in          Sales/Maintenance                301
                          September 1998; additional contract awarded
                          that expires June 2003

Minnesota                 Awarded in December 1996; expires three        Standard Lease/                   10
                          years from acceptance of each ITVM, with two   Maintenance
                          one-year renewals at the option of the
                          lottery

New Hampshire             Awarded in August 1994; renewed through June   Standard Lease                   250
                          2000

New Jersey (2)            Purchase order received in December 1996       Sales                            200

New Mexico                Awarded May 1997; expires May 2002, with       Standard Lease                   200
                          five one-year renewals at the option of the
                          lottery

New York (3)              Awards of purchase contracts made in May       Sales/Maintenance/             3,139
                          1992 and January 1993; deployment completed    Standard Lease
                          in June 1992 and February 1993,
                          respectively; initial one-year purchase and
                          three-year maintenance contract entered into
                          in March 1995, with a one-year renewal
                          option by the lottery; initial five-year
                          lease contract awarded in January 1997 for
                          up to 1,000 units, with a one-year renewal
                          option as mutually agreed

Ohio                      Awarded in January 1992; extended in June      Standard Lease/                1,681
                          1993 and June 1995; expired in June 1997;      Maintenance
                          new contract awarded April 1997; extended
                          through June 1999, with two two-year
                          extensions at the option of the lottery

Oregon                    Purchase orders issued in May 1995 and         Sales                            520
                          January 1997

Rhode Island (4)          Awarded in June 1994; renewed through June     Standard Lease/                  170
                          1999                                           Maintenance

Texas                     Awarded in January 1995; renewed through       Standard Lease/                1,466
                          February 1999; leased on month-to-month        Maintenance
                          basis pending award of new contract.

Washington                Awarded in December 1998; expires in           Standard Lease/                  136
                          December 2002, with two one year renewal       Maintenance
                          options.

West Virginia (3)         Awarded in May 1992; initial deployment        Sales                             55
                          completed in June 1992; additional units
                          deployed in April 1994

Barcelona, Spain (5)      Awarded in February 1994; additional units     Standard Lease                    11
                          deployed in October 1995

Brazil                    Purchase orders received in October 1996 and   Sales                            104
                          October 1998.

Denmark                   Purchase order received in April 1998          Sales                            100

Iceland                   Purchase orders issued in January and          Sales                             31
                          October 1997

Israel                    Purchase order issued in July 1997             Sales                             40

Quebec                    Purchase order received in June 1998           Sales                             50

Western Australia         Purchase order received in May 1995            Sales                              8

         Total Sold or Leased                                                                          13,019
                                                                                                       ======

-------------------------

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

                                    * * * * *

         Substantially all of the Company's revenues are derived from its contracts with a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. In particular, during 1998, the Company's contract with the New York Lottery accounted for 24% of the Company's revenues, and contracts with the Texas Lottery and the Ohio Lottery accounted for 16% and 14% of the Company's revenues, respectively.

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

         Unlike the Company's experience in the ITVM industry in which a lottery typically enters into a lease or sales contract with the successful bidder, most purchasers of the Company's PCDMs to date have ordered PCDMs solely through purchase orders rather than contracts, although several customers entered into a lease agreement for PCDMs. Like contracts with the lotteries, however, these purchase orders may contain stringent installation, performance and service requirements. As of December 31, 1998, the Company had sold 756 PCDMs and had 95 PCDMs under lease.

MANUFACTURING PROCESS

         The manufacturing process consists of purchasing component parts, assembling the ITVMs and PCDMs and then testing the final products. Generally, the Company's machines use components which are built to Company specifications and are available from multiple sources. The Company has a strict policy of product procurement that emphasizes quality, satisfactory inventory of raw materials, and cost. The Company has a primary vendor and secondary suppliers for most of its components, and the Company typically has been able to obtain adequate supplies of required components on a timely basis from its suppliers or, when necessary, from alternative sources of supply. However, certain important components, such as components of the Company's ITVM burster, PTVM dispensing mechanism and PCDM dispensing mechanism currently are purchased from a single source. The purchase of components from single-source suppliers subjects the Company to certain risks, including the continued availability of suppliers, price increases, potential quality assurance problems and lead time considerations. Because other suppliers exist that can duplicate these components should the Company elect or be forced to use a different supplier, the Company does not believe that any such change in suppliers would result in the termination of a production contract. However, the Company could experience a delay of 30 to 60 days in the production of machines should it elect or be forced to use other suppliers for these components. Such a delay adversely could affect the Company's ability to make timely deliveries of machines and to obtain new contracts. The single-source supplier of certain components of the Company's burster mechanism, PTVM dispensing mechanism and PCDM dispensing mechanism is Algonquin Industries, Inc. Kazmier J. Kasper, a director of the Company, is the President and owner of Algonquin Industries. See "Item 13. Certain Relationships and Related Transactions. "

         The Company assembles the components utilizing a core group of manufacturing employees and, on an as-needed basis, contracting with employment agencies for appropriately trained manufacturing labor. The use of temporary, contract manufacturing labor gives the Company the flexibility to meet the production schedules required by large orders.

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

         The Company's manufacturing facility is located in Cincinnati, Ohio and has the capacity to produce and provide inventory for approximately 300 machines per week. The Company believes that this facility is suitable and adequate for its current and anticipated manufacturing needs at the present time.

RESEARCH AND NEW PRODUCT DEVELOPMENT

         Since its inception, the Company has developed many of the technological advancements used in the ITVM industry. The Company believes that its ITVM was the first to obtain UL((R)) listing and FCC approval. The Company also believes that it was the first to (i) manufacture and deliver ITVMs under a lease contract agreement, (ii) offer a "random play" push button selector option through which the ITVM rather than the player randomly selects the game to be played and (iii) receive patent protection for the technology used in its ITVM burster dispensing mechanism.

         The Company currently employs two engineers and four technicians for research and development but currently subcontracts the majority of its research and development projects to independent contractors to reduce costs. The Company's copyrighted software is upgraded continually to meet the different demands of the various lotteries. In many instances, after an ITVM feature has been developed for a specific lottery, it is incorporated into the product line as a standard feature of the machine. The Company retains proprietary rights in all such developments.

         The Company's ITVM may be purchased with an optional modem communication system which allows lotteries to gather sales data from each ITVM on an hourly, daily, weekly or monthly basis, depending on the needs of the customer. This data includes the daily or weekly sales totals and breakdown of these totals by game, including the total tickets sold. The Company has developed software to enable each ITVM equipped with the system to communicate to the host system automatically if there is a malfunction with the ITVM, thus greatly enhancing the Company's ability to provide prompt service for the ITVM. The Company has developed software to enable an ITVM equipped with the system to communicate with the host computer if a ticket bin is empty, which allows the lottery to call the retailer or agent and inform them of the situation. Additionally, by utilizing this system with the optional BETA BRITE((R)) message display, the lottery can change the message display on any or all of its ITVMs.

         The Company has incorporated its patented pull-tab lottery ticket dispensing mechanism into a combination ITVM which also contains the Company's patented burster mechanism. The Company currently has approximately 30 combination ITVMs under lease to two state lotteries. The pull-tab dispensing mechanism also has been incorporated into the Company's PCDMs, and the Company believes that the ability of the mechanism to dispense a variety of thicknesses of prepaid telephone calling cards significantly differentiates the Company's PCDMs from those of its competitors.

         The Company has developed the MVP to address the specific needs of convenience store and grocery check-out lanes. The MVP may be installed in a variety of configurations including under-the-counter. This new technology reduces ticket shrinkage and increases sales volume of instant tickets and may also be tied into the Point of Service register.

         In an effort to expand its product lines into new markets, the Company has developed a device which dispenses stored value "smart cards." This product will be marketed in the future to the financial services industry to the extent that consumer use of smart cards develops in the future.

         Research and development expenditures were $665,449, $545,039 and $618,819 for 1996, 1997 and 1998, respectively. The Company expects that its research and development efforts for the foreseeable future will be conducted by both Company employees and independent contractors.

CUSTOMER SERVICE AND PRODUCT REPAIR

         Typically, the Company or its subcontractors install and service the machines purchased or leased by the Company's customers. The Company also provides maintenance of the ITVMs leased or sold to certain lotteries. Additionally, the Company provides part replacement, repair and technical services for various customers that have leased or purchased the Company's ITVMs and PCDMs. Service is provided to the retailers by the Company's staff of trained service technicians and dispatchers after a customer's representative informs the Company of the problem via the Company's toll-free telephone service line. The service dispatcher either resolves the matter over the telephone or immediately dispatches one of the Company's service technicians to the machine's location. The modular design and manufacturing standards of the Company's machines enable the Company to conduct any necessary repairs and maintenance quickly and efficiently. The Company estimates that the meantime for all repairs is less than 15 minutes after the Company's service technician arrives at the machine's location.

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

         The Company generally grants a 360-day repair or replacement warranty covering all parts and components of its machines. However, the warranty period may vary depending on the bid specifications. In certain circumstances, the Company may warrant the product for the complete life of the contract. In these instances, the contract generally will be a lease with the Company retaining ownership of the machine. Provisions for estimated warranty costs are recorded at the time of sale and are periodically adjusted to reflect actual experience. See Note 1 of Notes to Financial Statements contained in the Company's 1998 Annual Report, which is filed as Exhibit 13 to this report.

PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company currently has five U.S. patents and one pending patent application relating to its ITVMs and has filed a disclosure document with the United States Patent and Trademark Office ("PTO"), all as described below.

         The Company owns by assignment U.S. Patent No. 4,982,337 entitled "System for Distributing Lottery Tickets." The assignment is recorded at the PTO. This patent is for the Company's burster technology, which is the key component of the Company's ITVM. The patent expires no later than December 31, 2007. The Company believes this patent is essential to the Company's business. Additionally, the Company has developed improvements to the burster technology disclosed in this patent and the patent application on those improvements has issued as U.S. Patent No. 5,836,498. The improved burster provides for an increased range of operation for reliable and effective separation of the adjacent tickets along the lines of weakness. Additionally, foreign patent applications are pending on these improvements.

         The Company has developed a new system designed specifically for retail sale of lottery tickets and other items at the retail point of sale. The system utilizes the Company's burster technology and includes other modular and distributed components that can be adapted for use at the point of sale. The Company has a pending patent application at the PTO on this technology as well as corresponding foreign pending patent applications.

         The Company was issued U.S. Patent No. 5,330,185 on July 19, 1994 for the "Method and Apparatus for Random Play of Lottery Games." This patent expires no later than March 30, 2013 and has been assigned to the Company, and the assignment is recorded at the PTO. The technology disclosed in this patent allows a lottery game user to select a random play button as opposed to selecting a specific game of a multiple-game ITVM. Once the random play button is pressed, the ITVM selects the game to be played based upon a random number generation algorithm, thereby adding another element of chance to the lottery ticket purchase. The Company believes that this patent gives the Company a competitive advantage over other manufacturers that do not have ITVMs with similar capabilities. The patent for the random play feature is considered important but not essential to the Company's business.

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

         The dispensing technology used in the Company's PTVM and PCDM was developed by Algonquin Industries, Inc. and is licensed to the Company pursuant to an exclusive license agreement with Algonquin Industries. Algonquin Industries has been granted six U.S. Patents and one is pending for these mechanisms. Under the terms of the license agreement, the Company is the sole entity entitled to use this technology on its ITVMs. See "Item 13. Certain Relationships and Related Transactions."

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

         The Company has obtained federal registration in the United States of the following trademarks: INTERLOTT, INTERLOTT and design, and INSTANT SUCCESS. The Company also has obtained registration of the trademark INTERLOTT in international class 9 on June 21, 1994. This registration will remain in force for ten years. The Company does not deem the trademarks to be critical to the future of its business.

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

COMPETITION

         Competition in the markets for the Company's ITVM and PCDM is based on a number of factors, including technological features, product quality and reliability, price, compatibility, ease of installation and use, marketing and distribution capabilities, product delivery time, and service and support. The Company is aware of four manufacturers of ITVMs and approximately four manufacturers of PCDMs in the United States, and competition among these manufacturers is intense. Of the four ITVM competitors, the Company has the largest share of the ITVM market in the United States. The Company is not aware of any published data regarding market shares in the PCDM industry, but the Company does not believe that it has the largest market share in the PCDM industry.

         In addition, the ITVM and PCDM markets are relatively new markets that have grown rapidly, and additional domestic and international manufacturers, some of which have substantially greater resources and experience than the Company, may elect to enter these markets. The instant ticket market also may face competition from other types of lottery and gaming products, including particularly on-line lottery products. The long distance telephone market similarly may face competition from other types of communications products, including facsimile, e-mail and other on-line products.

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

         Currently, 37 states and the District of Columbia have enacted legislation to allow for the operation of a lottery, and 31 of these jurisdictions utilize ITVMs in some manner as part of their instant ticket distribution process. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority, dictate the price structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel. No assurance can be given that there will not be an adverse change in the lottery laws of any jurisdiction in which the Company does business. Although the Company believes that it is unlikely that states which have enacted legislation that expressly authorize the use of ITVMs will adopt legislation in the foreseeable future that prohibits the use of ITVMs, there can be no assurance that such legislation will not be adopted in one or more jurisdictions in the foreseeable future.

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

         International jurisdictions that operate lotteries also impose strict regulations. International regulations may vary from those in the United States. Additionally, international regulations frequently impose restrictions on international corporations doing business within the specific jurisdiction. As a result, the Company may contract with local representation or align itself with a local partner when pursuing international contracts.

         Laws and regulations of individual states and countries are subject to change. The failure to comply with such laws and regulations could have an adverse impact on the operations of the Company.

         PCDMs

         The Company is not aware of any federal, state or local regulations that apply to the manufacture, lease or sale of PCDMs.

BACKLOG

         The Company's backlog of ITVMs committed for production as of December 31, 1998 was approximately $5,640,000, which was equal to the total base lease payments or sales value for the 897 ITVMs that were committed for production but had not been shipped to the Washington Lottery as of December 31, 1998. At December 31, 1997, the backlog of ITVMs committed for production was approximately $4,250,000, which was equal to the total base lease payments or sales value for the 847 ITVMs that were committed for production but had not been shipped to the Maryland and Ohio Lotteries as of December 31, 1997. See "Lottery Contracts." It is anticipated that substantially all of the Company's backlog at December 31, 1998 will be shipped on or before June 30, 1999. The Company had no backlog of PCDMs committed for production at December 31, 1998.

         The Company has entered into various lease or sales agreements that permit the lotteries, at their sole option, to lease or purchase up to a total of 2,500 additional ITVMs as of December 31, 1998. However, the Company does not include these additional ITVMs in backlog ITVMs that may be sold or leased under existing contracts unless the Company has received a firm order for the ITVMs. Due to the relatively large size of individual orders, the small number of customers and the long sales cycle of the lottery industry, management considers backlog to be an indicator of current activity and not necessarily predictive of future orders.

EMPLOYEES

         The Company utilizes a work force of full-time employees supported from time to time by temporary or contract manufacturing and engineering personnel. As of December 31, 1998, the Company had 194 full-time employees, of which 78 were manufacturing employees, 7 were engineering employees, 84 were service employees, 15 were clerical and administrative employees and 10 were executives or senior managers. Two of the executives and senior managers were devoted to sales and 8 were devoted to management and administration. The Company intends to increase sales and marketing personnel during 1999 through the addition of one employee, to increase engineering personnel through the addition of one employee and to increase management and administrative personnel through the addition of two employees.

         No Company employees are represented by any union, and the Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

         The Company's executive offices are located in approximately 11,750 square feet of leased space in Cincinnati, Ohio. This facility houses the Company's executive, administrative, sales, engineering and service personnel. The lease for this facility expires on December 31, 1999.

         The Company's manufacturing and distribution facilities are in a facility containing approximately 35,000 square feet of leased space located a very short distance from the Company's executive offices. The facility is comprised of approximately 5,000 square feet of office space and approximately 30,000 square feet of manufacturing space with the capacity to produce and provide inventory for approximately 300 machines per week. The lease for this facility also expires on December 31, 1999. The Company believes that these two facilities are suitable for and adequate to support its operations for the foreseeable future.

         The Company also leases approximately 1,000 square feet of warehouse and office space in Alpharetta, Georgia for the purpose of storing and repairing ITVMs used in connection with the Georgia Lottery. Scientific Games, Inc. provides this space to the Company at no cost under the terms of the Company's contract with Scientific Games. The lease has been renewed through May 2003. See "Item 1. Business -- Contracts -- ITVMs." The Company believes that this facility is suitable for and adequate to support its operations for the Georgia Lottery.

ITEM 3.           LEGAL PROCEEDINGS

         In January 1996, the Company filed a lawsuit in the United States District Court for the Southern District of Ohio against Lottery Enterprises, Inc. ("LEI, " now known as On-Point Technology Systems, Inc.) to collect sums that the Company alleged were owed to it under an Agreement in Principle dated March 23, 1995, relating to the Company's potential acquisition of LEI by merger (the "Transaction"). The parties did not consummate the Transaction. The Agreement in Principle required LEI to reimburse the Company's reasonable out-of-pocket expenses incurred in connection with the Transaction in the event the parties failed to execute a definitive merger agreement within 120 days of March 23, 1995, and the primary reason that the parties did not execute a definitive merger agreement was other than a breach of the Agreement in Principle by the Company. The Agreement in Principle also required LEI to pay the Company a "break-up fee" in the event that, within one year after the termination or abandonment of the Transaction by LEI, LEI entered into a binding commitment to engage in a recapitalization, debt issuance or working capital financing other than in the ordinary course of business, and the primary reason for the termination or abandonment of the Transaction was other than termination or breach of the Agreement in Principle by the Company. The Company sought reimbursement of approximately $241,000 in out-of-pocket expenses and a break-up fee exceeding $988,000.

         LEI denied any liability to the Company and also asserted counterclaims against the Company for unfair competition and tortious interference seeking unspecified money damages exceeding $500,000. LEI claimed that the Company had competed unfairly with LEI and had wrongfully interfered with LEI's business by misrepresenting Lei's financial condition to the Pennsylvania state lottery agency and by utilizing information about LEI received during the due diligence conducted in connection with the Transaction. LEI also claimed that it was entitled to recover from the Company unspecified costs and expenses that it incurred in connection with the Transaction and sought a declaration from the Court that it was not obligated to pay the Company a break-up fee under the Agreement in Principle.

         In 1997, the Court ruled that the Company was entitled to summary judgement in its favor on LEI's counterclaims for unfair competition and tortious interference. The Court also ruled that within one year after the Transaction was abandoned or terminated, LEI did enter into a recapitalization, debt issuance or working capital financing other than in the ordinary course of business. The Court left open the question whether LEI had abandoned or terminated the Transaction (as opposed to the Company), and the question of whether LEI was obligated to reimburse the Company's out-of-pocket expenses incurred in connection with the Transaction, both of which were to be determined at trial.

         On March 4, 1999, the Company and LEI entered into a confidential settlement agreement that resolved all claims asserted in the lawsuit on satisfactory terms.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended December 31, 1998.

ITEM 4(A).        EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company.

         L. Rogers Wells, Jr., age 61, is Chairman of the Board and Chief Executive Officer of the Company and has been the principal stockholder of the Company since purchasing 80% of the Common Stock of the Company in September 1992. Mr. Wells served as a director of the Company from 1992, and as Chairman of the Board and Chief Executive Officer of the Company from 1993, until his resignation from these positions in October 1994. He was re-elected to these positions in February 1995. In addition, Mr. Wells owns American Materials, Incorporated, which assembles and distributes automobile and truck components and serves as a regional warehousing and distribution center for various businesses. Mr. Wells also owns International Investments, Inc. which invests in and provides financing to various businesses, including the Company. See "Item
13. Certain Relationships and Related Transactions." Mr. Wells has been active in various other industries, including manufacturing, mining, explosives and banking. From 1987 through 1991, Mr. Wells served as Secretary of Finance and Administration for the Commonwealth of Kentucky, and from 1989 through 1991 served as Secretary to the Governor's Executive Cabinet. During his tenure as Secretary of Finance and Administration, Mr. Wells served as Chairman of various finance and development authorities, including the Kentucky Rural Economic Development Authority, the Kentucky Infrastructure Authority and the Kentucky Housing Corporation.

         Edmund F. Turek, age 72, was Vice Chairman of the Board of Directors of the Company from May 1997 through February 1999 and has been a director of the Company since 1990. Mr. Turek served as Chairman of the Board, President and Chief Executive Officer of the Company from February 1990 to September 1992 and continued to serve as President of the Company until May 1997, when he was appointed Vice Chairman of the Company. Mr. Turek became a consultant to the Company in February 1999. See Item 13. "Certain Relationships and Related Transactions." Mr. Turek began to develop the Company's ITVM in 1987 and has guided the product through six generations to the current model. Mr. Turek was Vice President of Peripheral Products in the computer division of SCI Systems, Inc. from 1984 to 1989 where he developed business opportunities in the commercial market for the design and manufacture of computer products. From 1953 to 1984, Mr. Turek held management, product development and operations positions with various companies in the computer and aerospace industries.

         David F. Nichols, age 37, has been President of the Company since May 1997 and was appointed a director in December 1997. Mr. Nichols served as Senior Vice President of Sales and Marketing of the Company from August 1994 to May 1997 and as Vice President-Operations of the Company from March 1993 until August 1994. From December 1991 to December 1992, he was Executive Director of the Board of Tax Appeals of the Commonwealth of Kentucky. From March 1990 to December 1991, he was Principal Assistant to the Secretary of Finance and Administration for the Commonwealth of Kentucky, and from March 1989 to March 1990, he was Principal Assistant to the Kentucky Office for Social Security. From June 1988 to December 1988, he was Deputy Director of the Kentucky Democratic Party.

         Thomas W. Stokes, age 35, has been Vice President of the Company since May 1997. Mr. Stokes served as Director of Operations from January 1996 to May 1997 and as Purchasing Manager from March 1993 to December 1995. From 1988 to 1992, he served as unit controller for a food management company.

         Dennis W. Blazer, age 51, has been Chief Financial Officer of the Company since July 1998. From December 1973 to July 1998, he served in various capacities for The Plastic Moldings Corporation, most recently as Vice President of Finance and Administration. Mr. Blazer previously served as an auditor and tax consultant with Ernst & Ernst, certified public accountants. Mr. Blazer is a certified public accountant.

         The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the caption "Corporate Data and Shareholder Information" on the inside back cover page of the Company's 1998 Annual Report. Such information is incorporated herein by reference. The 1998 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected financial data for the Company for each year of the five-year period ended December 31, 1998 is set forth under the caption "Selected Financial Data" on page 7 of the 1998 Annual Report. Such financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A discussion of Interlott's financial condition and results of operations as of the dates and for the periods covered by the financial statements contained in the 1998 Annual Report is set forth under the caption "Management's Discussion and Analysis" on pages 7 through 9 of the 1998 Annual Report. Such discussion is incorporated herein by reference.

         The following risk factors apply to Interlott and its business:

         WE MAY EXPERIENCE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND, AS A RESULT, OUR STOCK PRICE.

         In the past, we have experienced significant fluctuations in our financial results. Our revenues, capital expenditures and operating results can vary significantly due to:

         -        our dependence on a small number of major customers;

         -        relatively long sales cycles;

         - the unpredictable timing and amount of contracts awarded by state lotteries and telephone companies; o the extended time between the award of a contract and the receipt of revenues from the sale or lease of ITVMs and PCDMs;

         -        changes in customer budgets; and

         - working capital required to manufacture ITVMs and PCDMs pursuant to new orders.

         These factors may make it difficult to forecast revenues and expenditures over extended periods. Consequently, our operating results for any period could be below the expectations of securities analysts and investors. This in turn could lead to sudden and sometimes dramatic declines in the market price of our stock.

         OUR GROWTH WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF ITVMS AND PCDMS.

         Our ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITVMs and PCDMs, the distribution of ITVMs and PCDMs in additional states and international jurisdictions, the approval of lotteries in remaining states and international jurisdictions and increased future orders of ITVMs and PCDMs. The market for ITVMs has grown rapidly since first deployed to serve instant lotteries in 1991. As of December 31, 1998, 31 states, the District of Columbia and eight international jurisdictions used ITVMs as part of their instant ticket distribution system. We leased or sold ITVMs in 23 of those states and in seven international jurisdictions. Similarly, the use of PCDMs to distribute prepaid telephone calling cards has grown significantly in the last few years. We have marketed PCDMs since 1995, and as of December 31, 1998, we had sold or leased 851 PCDMs. However, the popularity of instant lottery games and prepaid telephone calling cards and the demand for ITVMs and PCDMs may not continue and, as a result, we may not be able to successfully market and sell our products. Although the total dollar amount of instant ticket sales continues to increase, the rate of increase has declined from 23.7% to 6.9% for the lottery industry's fiscal year ended June 30, 1992 through June 30, 1997. It is critical to our continued success that we develop relationships with additional lotteries and telephone companies and that additional states authorize instant lotteries.

         WE DEPEND ON LARGE CONTRACTS FROM A LIMITED NUMBER OF ITVM CUSTOMERS.

         We have traditionally derived a significant portion of our revenues from a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. In particular, during 1998, a contract with the New York Lottery accounted for 24% of our total revenues. Additionally, a contract with the Texas Lottery accounted for 16% of our machine lease revenues in 1998, and a contract with the Ohio Lottery generated 14% of our machine sale revenues in 1998. This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders. Further, none of our large customers has any obligation to lease or purchase additional machines from us. A loss of any of these large contracts could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR PROPRIETARY RIGHTS OR AVOIDING CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

         We principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. Our success depends largely on our burster technology that is protected by a patent that expires on December 31, 2007. Additionally, we have four other patents and one pending patent application with the United States Patent and Trademark Office. We also have an exclusive license agreement with Algonquin Industries, Inc. for use of their patented pull-tab instant ticket dispensing mechanism in our PTVM and PCDM. We cannot be certain that we and Algonquin have taken adequate steps to prevent misappropriation of the technology that we use or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, we could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, which could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE ABLE TO ADAPT TO CHANGES IN TECHNOLOGY, PRODUCTS AND INDUSTRY STANDARDS.

         The instant ticket market, the ITVM market, the prepaid telephone calling card market and the PCDM market are characterized by rapidly changing technology and evolving industry practices. Competitors may introduce other types of lottery, gaming and prepaid telephone calling card products. To be successful, we must:

         -        use leading technologies effectively;

         -        continue developing our technical expertise;

         -        enhance our existing products and services; and

         -        develop new products and services.

         If we fail to do any of these things, our customers may choose to purchase products and services from our competitors. Our inability to anticipate changes in technology and industry practices and to develop and introduce new products and services in a timely manner would likely result in a material adverse effect on our business, financial condition and results of operation.

         THE STATE LOTTERIES CAN CANCEL THEIR CONTRACTS WITH US FOR ANY REASON AND CAN ASSESS SIGNIFICANT DAMAGES AGAINST US IF WE DO NOT SATISFACTORILY PERFORM THE CONTRACTS.

         Our contracts with lotteries, like most other types of state contracts, typically permit a lottery to terminate the contract upon 30 days written notice for any reason. We cannot assure you that we could re-lease or sell any ITVMs that may be returned to us by a lottery following the cancellation or expiration of a lease. These lottery contracts also impose demanding installation, performance and maintenance requirements. Our failure to perform the contract requirements could result in significant liquidated damages or contract termination. Our lottery contracts typically require us to indemnify the lottery, its officers and retailers for any liabilities arising from the operation of the ITVMs or any services that we provide. These provisions present an ongoing risk of significant damage assessments or contract terminations, which could have a material adverse effect on our business, financial condition and results of operation.

         A SINGLE STOCKHOLDER CONTROLS A MAJORITY OF OUR STOCK AND CAN EXERT SIGNIFICANT INFLUENCE OVER OUR CORPORATE MATTERS.

         As of December 31, 1998, Mr. L. Roger Wells, Jr. beneficially owned 51.6% of the outstanding common stock. As a result, Mr. Wells may be able to exert significant influence over the election of directors and the outcome of certain corporate actions requiring stockholder approval. This concentration of ownership in a single stockholder also can delay or prevent a change of control.

         OUR ITVM LEASE CONTRACTS MAY RESULT IN LOSSES.

         Our ITVM lease revenues as a percentage of our total revenues were 63.3% in 1996, 67.3% in 1997 and 57.9% in 1998. Our standard lease agreements provide for fixed lease payments during the term of the agreement and typically permit the lottery to order additional ITVMs at any time during the lease term. If a lottery orders a large number of ITVMs near the end of the lease term, we would incur significant manufacturing costs but may receive lease payments for only a relatively short period of time through the remainder of the lease term.

Additionally, we are unable to pass along to the lottery any increases in manufacturing and service costs during the term of the lease agreement. Our standard lease agreements provide for a short initial term, such as one year, with an option for the lottery to extend the lease term for additional one-year periods. If the lottery does not extend the initial lease term, we might incur a loss on the manufacture of the ITVMs if we are unable to re-lease or sell the ITVM.

         THE ITVM AND PCDM MARKETS ARE VERY COMPETITIVE.

         The ITVM and PCDM markets are relatively new markets that have grown rapidly in recent years. We may not be able to compete successfully against current or future competitors, many of whom may have greater resources and experience than us. The instant ticket market also may face competition from other types of lottery and gaming products, particularly on-line lottery products. The long distance telephone market similarly may face competition from other types of communications products, including facsimile, e-mail and other on-line products. If the ability to provide ITVMs and PCDMs internationally becomes a competitive advantage in the instant ticket lottery and prepaid calling card industries, we will have to expand our presence internationally or risk a competitive disadvantage relative to our competitors. Increased competition could cause us to increase our selling and marketing expenses and research and development costs. We may not be able to offset the effects of any such increased costs through an increase in the number of lottery contracts and higher revenue from sales and leases of ITVMs and PCDMs, and we may not have the resources to compete successfully. These developments could have a material adverse effect on our business, financial condition and results of operation.

         BECAUSE WE DEPEND UPON SINGLE OR LIMITED SOURCE SUPPLIERS, WE COULD TEMPORARILY LOSE OUR SUPPLY OF SOME CRITICAL PARTS OR EXPERIENCE SIGNIFICANT PRICE INCREASES.

         We currently purchase certain important parts, such as components of our ITVM burster, PTVM dispensing mechanism and PCDM dispensing mechanism from a single source. The purchase of these components from outside suppliers on a sole source basis subjects us to certain risks, including the continued availability of suppliers, price increases and potential quality assurance problems. Because other suppliers exist that can duplicate these components should we elect or be forced to use a different supplier, we do not believe that any such change in suppliers would result in the termination of a production contract. However, we could experience a delay of 30 to 60 days in the production of ITVMs and PCDMs should we elect or be forced to use other suppliers. Any delay of more than 30 to 60 days could have a material adverse effect on our business, financial condition and results of operation.

         WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL.

         As a small company with only 194 employees, our success depends in large part on the continued service of our key management, sales, product development and operational personnel, including Mr. L. Rogers Wells, Jr., our Chairman and Chief Executive Officer, and David F. Nichols, our President. We do not currently have employment agreements with any of our employees. Our success also depends on our ability to attract and retain additional personnel with a variety of skills, especially engineering and marketing expertise. Our inability to hire and retain qualified personnel would likely have a material adverse effect on our current business, any new product development efforts and future business prospects.

         THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS SUBJECT TO MANY UNCERTAINTIES.

         In each of 1997 and 1998, our sales and leases of ITVMs and PCDMs outside the United States represented an immaterial percentage of our total revenues. However, we intend to increase our marketing activities in international jurisdictions, including expansion into several countries. Our ability to expand our business into international markets may be adversely affected by the following:

         -        customizing our products for use in international countries;

         -        longer accounts receivable payment cycles;

         -        difficulties in managing international operations;

         - availability of trained personnel to install and implement our systems;

         -        exchange rate fluctuations;

         -        political instability;

         -        tariffs and other trade barriers;

         -        potentially adverse tax obligations;

         -        restrictions on the repatriation of earnings; and

         - the burdens of complying with a wide variety of international laws and regulations.

         In addition, the laws of some countries do not protect our intellectual property rights to as great an extent as the laws of the United States. Such factors could have a material adverse effect on our international revenues and earnings and our overall financial performance.

         FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE COULD NEGATIVELY AFFECT OUR BUSINESS.

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store dates as two digits rather than four (e.g., "99" for 1999). On January 1, 2000, these systems and equipment may read "00" as the year 1900 instead of the year 2000. This problem could result in an interruption in, or failure of, certain of our normal business activities and operations.

         We have analyzed the Year 2000 issue with respect to the hardware and software we use to provide our products and services and our computerized information and operating systems. We do not believe that the costs necessary to resolve the known Year 2000 problems will be material to our operating results. If our projected timetable or cost estimates are incorrect, our business, financial condition and results of operation could be negatively affected. We are also discussing the Year 2000 issues with our significant customers, manufacturers and suppliers. If they are unprepared for Year 2000 problems, our business activities and operations could be negatively affected. We are not yet certain to what extent our significant customers, manufacturers and suppliers are Year 2000 compliant. If their systems are not timely converted or if their converted systems are not compatible with ours, we may experience a significant number of operational inconveniences and inefficiencies for us and our customers that may divert our time and attention and financial and human resources from our ordinary business activities. Any Year 2000 problems we have may result in a materially adverse affect on our business, financial condition and results of operation.

         OUR INDUSTRY IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION WHICH COULD NEGATIVELY AFFECT US.

         State and local governments strictly regulate the operation of lotteries and the sales and leasing of ITVMs. Further, international jurisdictions that operate lotteries impose strict regulations which may vary from those in the United States. Any adverse change in the lottery laws of any jurisdiction in which we sell and lease ITVMs could impose burdensome requirements or requirements that we may be unable to satisfy. Our failure to comply with changing lottery-related laws and regulations could have a material adverse effect on our business, financial condition and results of operation.

         In addition, state laws provide for background investigations on each of the lottery's vendors and their affiliates, subcontractors, officers, directors, employees and principal stockholders. The failure of any of these parties associated with us to obtain or retain approval in any jurisdiction could have a material adverse effect on our business, financial condition and results of operation.

         FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

         The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. This is particularly true due to our relatively small number of stockholders and the resulting low trading volume of our common stock in the public market. These factors also could make it more difficult for us to raise funds through future offerings. Our principal stockholder, Mr. L. Rogers Wells, Jr., owns a majority of our common stock.

         We have 3,210,000 shares of common stock outstanding. Approximately 1,400,800 of these shares are freely transferable without restriction or further registration under the Securities Act of 1933. The remaining 1,809,200 shares outstanding are held by our executive officers and directors and will become eligible for sale in the future without registration under the Securities Act at such times and in such amounts as permitted by Securities and Exchange Commission Rule 144 or an exemption under the Securities Act. In addition, we have registered under the Securities Act 320,000 shares of common stock issuable under our two stock incentive plans.

         OUR FORWARD LOOKING STATEMENTS MAY BE INCORRECT.

         Some of the statements in this report and in our 1998 Annual Report are forward looking statements about what may happen in the future. They include statements regarding our current beliefs, plans, expectations and assumptions about matters such as our expected financial position and operating results, our business strategy and our financing plans. These statements can sometimes be identified by our use of forward looking words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," "should" and similar expressions. Our forward looking statements are subject to numerous risks, uncertainties and assumptions, many of which are beyond our control. These risks, uncertainties and assumptions include the risk factors discussed above. We cannot guarantee that our forward looking statements will turn out to be correct or that our beliefs, plans, expectations and assumptions will not change. Our actual results could be very different from and worse than our expectations as expressed in our forward looking statements.

ITEM 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company and the independent auditors' report thereon, which are set forth on pages 9 through 16 of the 1998 Annual Report, are incorporated herein by reference:

         Balance Sheets at December 31, 1997 and 1998

         Statements of Income for each of the years in the three-year period ended December 31, 1998

         Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1998

         Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998

         Notes to Financial Statements

         The Company is not required to provide supplementary financial information specified by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Within the two-year period ended December 31, 1998 and subsequently, the Company had no change in independent accountants or disagreements with independent accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company will be set forth under the captions "Proposal 1 -- Election of Directors -- Nominees" and "Proposal 1 -- Election of Directors -- Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on May 6, 1999. Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company is set forth in Part 1, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement referred to in this Item 10 above. Such information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Information relating to executive compensation will be set forth under the captions "Proposal 1 -- Election of Directors -- Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information (other than the subsection of "Executive Compensation" entitled "Compensation Committee Report on Executive Compensation") is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's Common Stock as of December 31, 1998 by certain persons will be set forth under the caption "Stock Ownership" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and transactions between the Company and certain of its affiliates will be set forth under the caption "Certain Transactions" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a)      Documents Filed as Part of This Report.

                  1.       Financial Statements

                           The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 1998 Annual Report and are incorporated by reference in Item 8 hereof:

                           Balance Sheets at December 31, 1997 and 1998

                           Statements of Income for each of the years in the three-year period ended December 31, 1998

                           Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1998

                           Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998

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

                  3.       Exhibits

                           The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Dennis W. Blazer, Chief Financial Officer of the Company, 10830 Millington Court, Cincinnati, Ohio 45242. There is a charge of $.50 per page to cover expenses of copying and mailing.

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

                           4.3 Loan Agreement dated October 29, 1997 between the Company and Mercantile Business Credit Inc (Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                           4.3(a) Revolving Credit Note dated October 29, 1997 between the Company and Mercantile Business Credit Inc. (Exhibit 4.3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                           4.3(b) Security Agreement dated October 29, 1997 between the Company and Mercantile Business Credit Inc. (Exhibit 4.3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                           4.3(c) Patent, Trademark and License Security Agreement dated October 29, 1997 between the Company and Mercantile Business Credit Inc. (Exhibit 4.3(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                           4.3(d) First Amendment to the Loan Agreement dated October 29, 1998 between the Company and Mercantile Business Credit, Inc.-- filed herewith.

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

                          10.4      Management Contracts and Compensatory Plans

                                    (a)      1994 Stock Incentive Plan (Exhibit
                                             10.24 to the Company's Registration
                                             Statement on Form S-1, No.
                                             33-75142).

                                    (b)      1994 Directors Stock Incentive Plan
                                             (Exhibit 10.25 to the Company's
                                             Registration Statement on Form S-1,
                                             No. 33-75142).

                                    (c)      Employment Agreement effective
                                             February 1, 1995 between L. Rogers
                                             Wells, Jr. and the Company (Exhibit
                                             10.4(c) to the Company's Annual
                                             Report on Form 10-K for the year
                                             ended December 31, 1997).

                          11 Statement Regarding Computation of Per Share Earnings -- filed herewith.

                          13        1998 Annual Report -- filed herewith*.

                          23        Consent of KPMG LLP -- filed herewith.

                          24        Powers of Attorney -- filed herewith.

                          27 Financial Data Schedule (for SEC use only) -- filed herewith.

         (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

         (c)      See Item 14(a)(3) above.

         (d)      See Item 14(a)(2) above.

-----------------

* Except for portions of the 1998 Annual Report that are expressly incorporated by reference into this Annual Report on Form 10-K, the 1998 Annual Report is furnished to the Commission solely for the information of the Commission and not deemed to be "filed" with the Commission for purposes of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                                    INTERLOTT TECHNOLOGIES, INC.
                                    (REGISTRANT)


                                    By:/s/ L. Roger Wells, Jr.
                                       ----------------------------------------
                                       L. Rogers Wells, Jr.
                                       Chairman of the Board and Chief
                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1999.

    Signature                                     Title

/s/ L. Rogers Wells, Jr.       Chairman of the Board and Chief Executive Officer
-------------------------
L. Rogers Wells, Jr.


/s/ Edmund F. Turek            Director
-------------------------
Edmund F. Turek


/s/ David F. Nichols           President and Director
-------------------------
David F. Nichols


Gary S. Bell *                 Secretary, Treasurer and Director
-------------------------
Gary S. Bell


Kazmier J. Kasper *            Director
-------------------------
Kazmier J. Kasper


H. Jean Marshall *             Director
-------------------------
H. Jean Marshall


John J. Wingfield *            Director
-------------------------
John J. Wingfield


/s/ Dennis W. Blazer           Chief Financial and Accounting Officer
-------------------------
Dennis W. Blazer


*By:  /s/ L. Rogers Wells, Jr.
      ------------------------
      L. Rogers Wells, Jr.
      as attorney-in-fact

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                         Page
                                                                         ----

Report of Independent Auditors ...........................................S-2

Schedule II - Valuation and Qualifying Accounts ..........................S-3

                          Independent Auditors' Report


The Board of Directors and Stockholders
Interlott Technologies, Inc.:

Under date of February 26, 1999, we reported on the balance sheets of Interlott Technologies, Inc. as of December 31, 1997 and 1998, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                             KPMG LLP


Cincinnati, Ohio
February 26, 1999

                          INTERLOTT TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




COLUMN A                 COLUMN B                   COLUMN C                 COLUMN D        COLUMN E
-----------------------------------------------------------------------------------------------------------
                                                  ADDITIONS
DESCRIPTION             BALANCE AT        CHARGED TO       CHARGED TO       DEDUCTIONS      BALANCE AT
                        BEGINNING         COSTS AND          OTHER                              END
                        OF PERIOD          EXPENSES         ACCOUNTS                         OF PERIOD
-----------------------------------------------------------------------------------------------------------

Allowance for
doubtful accounts

1996                     101,613             57,500            0              43,688           115,425
-----------------------------------------------------------------------------------------------------------
1997                     115,425             52,500            0              74,424            93,501
-----------------------------------------------------------------------------------------------------------
1998                      93,501             60,000            0                   0           153,501
-----------------------------------------------------------------------------------------------------------

Inventory valuation
reserve

1996                           0            275,000            0                  0            275,000
-----------------------------------------------------------------------------------------------------------
1997                     275,000                  0            0                  0            275,000
-----------------------------------------------------------------------------------------------------------
1998                     275,000            933,110            0                  0          1,208,110
-----------------------------------------------------------------------------------------------------------

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

4.3            Loan Agreement dated October 29, 1997 between the
               Company and Mercantile Business Credit, Inc. (Exhibit
               4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.3(a) Revolving Credit Note dated October 29, 1997 between the Company and Mercantile Business Credit, Inc.
               (Exhibit 4.3(a) to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997).

4.3(b)         Security Agreement dated October 29, 1997 between the
               Company and Mercantile Business Credit, Inc. (Exhibit
               4.3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.3(c) Patent, Trademark and License Security Agreement dated October 29, 1997 between the Company and Mercantile Business Credit, Inc. (Exhibit 4.3(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.3(d)         First Amendment to the Loan Agreement dated October
               29, 1998 between the Company and Mercantile Business
               Credit, Inc. -- filed herewith.

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

10.3           Lease Agreement dated January 14, 1991 by and between
               Gallenstein & Gallenstein and the Company related to the Company's premises located at 6665 Creek Road, Cincinnati, Ohio 45242 (Exhibit 10.7 to the Company's
               Registration Statement on Form S-1, No. 33-75142).

10.3(a)        Addendum dated May 2, 1994 to Lease Agreement dated
               January 14, 1991 by and between Gallenstein &
               Gallenstein and the Company related to the Company's premises located at 6665 Creek Road, Cincinnati, Ohio
               45242 (Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.4           Management Contracts and Compensatory Plans

               (a) 1994 Stock Incentive Plan (Exhibit 10.24 to the Company's Registration Statement on Form
                        S-1, No. 33-75142).

               (b)      1994 Directors Stock Incentive Plan (Exhibit
                        10.25 to the Company's Registration
                        Statement on Form S-1, No. 33-75142).

               (c)      Employment Agreement effective February 1,
                        1995 between L. Rogers Wells and the Company
                        (Exhibit 10.4(c) to the Company's Annual
                        Report on Form 10-K for the year ended
                        December 31, 1997).

11             Statement Regarding Computation of Per Share
               Earnings-- filed herewith.

13             1998 Annual Report-- filed herewith*.

23             Consent of KPMG LLP-- filed herewith.

24             Powers of Attorney-- filed herewith.

27             Financial Data Schedule (for SEC use only)-- filed herewith.


-----------------

* Except for portions of the 1998 Annual Report that are expressly incorporated by reference into this Annual Report on Form 10-K, the 1998 Annual Report is furnished to the Commission solely for the information of the Commission and not deemed to be "filed" with the Commission for purposes of the Securities Exchange Act of 1934, as amended.