Form 10-Q
period 1999-03-31
INTERLOTT TECHNOLOGIES INC
filed 1999-05-17
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1999

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Transition Period from          to
                                                  ________    ________

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ___    ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

             Class                                Outstanding at May 14, 1999
----------------------------                      ---------------------------
Common Stock, $.01 Par Value                            3,210,000 shares

                                  Page 1 of 14
                            Exhibit Index on page 14

                          INTERLOTT TECHNOLOGIES, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
NUMBER      PART I.  FINANCIAL INFORMATION                           NUMBER
------                                                               ------
  1         Financial Statements:

            Condensed Balance Sheets (unaudited) as of
            March 31, 1999 and December 31, 1998                          3

            Condensed Statements of Income (unaudited)
            for the three months ended March 31, 1999 and 1998            4

            Condensed Statements of Cash Flows (unaudited)
            for the three months ended March 31, 1999 and 1998            5

            Notes to Condensed Financial Statements                  6 -  7

  2         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8 - 11

  3         Quantitative and Qualitative Disclosures About               11
            Market Risk

            PART II.  OTHER INFORMATION

  1         Legal Proceedings                                            12

  6         Exhibits and Reports on Form 8-K                             13

            SIGNATURES                                                   14

            Exhibit Index                                                15

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                          INTERLOTT TECHNOLOGIES, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1999 AND DECEMBER 31, 1998



    ASSETS                                                                              March 31, 1999      December 31, 1998
                                                                                        --------------      -----------------
Current assets:
    Cash                                                                                   $   167,174            $    30,004
    Accounts receivable, less allowance for doubtful accounts of $ 177,501
       in 1999 and $153,501 in 1998                                                          2,481,426              2,816,589
                                                                                               899,234                888,627
   Investment in sales type leases, current portion
   Inventories                                                                               3,404,693              3,129,959
   Prepaid expenses                                                                             51,367                 82,105
                                                                                           -----------            -----------
                   Total current assets                                                      7,003,894              6,947,284
Property and equipment:

    Leased machines                                                                         32,281,376             29,484,623
    Machinery and equipment                                                                    633,096                631,111
    Building and improvements                                                                  274,216                271,433
    Furniture and fixtures                                                                     132,766                130,950
                                                                                           -----------            -----------
                                                                                            33,321,454             30,518,117
    Less accumulated depreciation and amortization                                          13,633,482             12,970,895
                                                                                           -----------            -----------
                                                                                            19,687,972             17,547,222
Investment in sales type leases, less current portion                                        3,629,361              3,766,408

Product development rights, net of accumulated amortization of $604,998 in 1999
       and $586,665 in 1998                                                                    495,002                513,335
                                                                                           -----------            -----------
                                                                                           $30,816,229            $28,774,249
                                                                                           ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable                                                                          $12,183,936            $11,166,374
    Current portion of notes payable - related parties                                              --                192,302
    Accounts payable                                                                         2,060,223              1,479,831

    Accounts payable - related party                                                           271,396                215,734

    Accrued expenses                                                                           894,697              1,111,416
   Income taxes payable                                                                        472,427                248,458
                                                                                           -----------            -----------
                   Total current liabilities                                                15,882,679             14,414,115



Notes payable - related parties                                                                286,698                286,698


Deferred tax liability                                                                          40,955                121,900
                                                                                           -----------            -----------

                   Total liabilities                                                        16,210,332             14,822,713


Series A preferred stock, $.01 par value, 20,000,000  shares authorized,
      1,335,000 shares issued and outstanding in 1999 and 1998                               1,335,000              1,335,000



Stockholders' equity:

    Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
            shares issued and outstanding in 1999 and 1998                                      32,100                 32,100
    Additional paid-in capital                                                              10,376,017             10,376,017

    Retained earnings                                                                        2,862,780              2,208,419
                                                                                           -----------            -----------
                   Total stockholders' equity                                               14,605,897             12,616,536
                                                                                           -----------            -----------
                                                                                           $30,816,229            $28,774,249
                                                                                           ===========            ===========

           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                               Three Months Ended March 31,

Revenues:                                           1999              1998
                                                    ----              ----
     Machine and parts sales                   $   369,682       $ 2,063,729

     Machine leases                              4,068,857         3,378,384

     Other                                         521,578           422,028
                                               -----------       -----------

                                                 4,960,117         5,864,141

Cost of revenues                                 3,199,109         4,166,039
                                               -----------       -----------

     Gross profit                                1,761,008         1,698,102

Operating expenses:

     Selling, general, and administrative          975,101           932,898
        expenses

     Research and development costs                124,696            78,884
                                               -----------       -----------

        Total operating expenses                 1,099,797         1,011,782
                                               -----------       -----------

        Operating income                           661,211           686,320

Other income (expense):

     Interest expense                             (230,240)         (222,642)

     Other income                                  625,000            20,190
                                               -----------       -----------

                                                   394,760          (202,452)
                                               -----------       -----------

     Income before income taxes                  1,055,971           483,868

Income taxes                                       401,610           193,000
                                               -----------       -----------

     Net income                                $   654,361       $   290,868
                                               ===========       ===========

     Basic and diluted net income              $       .20       $       .09
     per share                                 ===========       ===========


           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                 Three Months Ended March 31,
                                                                    1999              1998
                                                                    ----              ----

Cash flows from operating activities:
 Net income                                                      $   654,361       $   290,868

 Adjustments to reconcile net income to net cash provided by operating activities:

 Deferred income taxes                                               (80,945)            1,400

 Depreciation and amortization                                     1,295,784         1,053,067

 Principal portion of sales type leases received                     200,614            73,410

 Gain on sale of equipment under sales type leases                   (19,173)               --

 Decrease (increase) in accounts receivable                          335,163        (2,548,764)

 Increase in inventories                                            (123,791)         (219,518)
 Decrease in prepaid expenses                                         30,738            17,245

 Increase  in accounts payable                                       580,391         1,620,946

 Increase in accounts payable - related party                         55,662           192,042

 Increase (decrease) in accrued expenses                            (216,719)          225,577

 Increase (decrease) in income taxes payable                         223,969          (115,700)
                                                                 -----------       -----------

   Net cash provided by operating activities                       2,936,054           590,573
                                                                 -----------       -----------


Cash flows from investing activities:
 Cost of leased machines                                          (3,617,561)       (2,505,310)

 Purchases of property and equipment                                  (6,583)          (12,556)
                                                                 -----------       -----------

   Net cash used in investing activities                          (3,624,144)       (2,517,866)
                                                                 -----------       -----------


Cash flows from financing activities:

  Proceeds from notes payable, net                                 1,017,562         1,791,668

  Repayment of long-term debt                                       (192,302)             (968)
                                                                 -----------       -----------

  Net cash provided by financing activities                          825,260         1,790,700
                                                                 -----------       -----------



  Increase (decrease) in cash                                        137,170          (136,593)

  Cash at beginning of year                                           30,004           143,071
                                                                 -----------       -----------

  Cash at end of period                                          $   167,174       $     6,478
                                                                 ===========       ===========



Supplemental disclosure of cash flow information:

  Interest paid                                                  $   423,500       $   202,817
                                                                 ===========       ===========

  Income taxes paid                                              $   177,641       $   308,700
                                                                 ===========       ===========
  Net book value of capitalized ITVMs returned from the field
    and transferred into inventory                               $   150,943       $       -0-
                                                                 ===========       ===========


           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the three months ended March 31, 1999 and 1998 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies which appears in the Company's 1998 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1998 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

2.       Segment and Related Information

         Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the Company reports information about its two operating segments instant ticket vending machines (ITVMs) and prepaid phone card dispensing machines (PCDMs). The ITVM segment is the larger of the Company's two segments. The Company designs, manufactures, sells, leases and services ITVMs that are used by public lotteries operated by states and foreign public entities to dispense instant winner lottery tickets primarily in retail locations such as supermarkets and convenience stores. Within the PCDM segment, the Company designs, manufactures, sells, leases and services PCDMs that are used by providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies which appears in the Company's 1998 Annual report. The Company evaluates performance based on segment operating profits.

MARCH 31, 1998                ITVMs            PCDMs            Total
Revenues                  $ 5,733,235      $   130,906      $ 5,864,141
Segment gross margin        1,696,998            1,104        1,698,102
Total Assets               26,408,821          966,055       27,374,876

MARCH 31, 1999
Revenues                    4,899,967           60,150        4,960,117
Segment gross margin        1,749,351           11,657        1,761,008
Total Assets               29,499,945          632,426       30,132,371


Total Assets for the segment excludes cash, prepaid expenses, net property and equipment other than leased machines and deferred tax assets, as such assets are not specifically identifiable to a particular segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Interlott Technologies, Inc. (the "Company") manufactures instant ticket vending machines ("ITVMs") and prepaid phone card dispensing machines ("PCDMs") that dispense instant lottery tickets and prepaid telephone calling cards without the assistance of an employee of the lottery or the telephone card vendor. The Company derives its revenues from (i) the lease of ITVMs and PCDMs, (ii) the sale of ITVMs and PCDMs, (iii) and to a lesser extent the service agreements and the sale of parts for ITVMs and PCDMs.

         As of March 31, 1999, the Company had sold or leased over 15,000 ITVMs and PCDMs under agreements with both domestic and international lotteries, their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards. The Company continues to test ITVMs and PCDMs in both domestic and international markets.

RESULTS OF OPERATIONS

         The Company's revenues decreased 15% to $4,960,117 in the first three months of 1999 from $5,864,141 for the same period in 1998. Revenues from sales of ITVMs and PCDMs decreased 82% to $369,682 in the first three months of 1999 from $2,063,729 for the same period in 1998. The decrease in revenues from sales resulted from the lower number of ITVMs leased to the New York Lottery which are categorized as sales type leases and which were deployed during the 1999 period. (See Note 2 of Notes to Financial Statements in the Company's 1999 Annual Report.) Revenues from operating leases increased 20% to $4,068,857 in the first three months of 1999 from $3,378,384 for the same period in 1998. Lease revenues increased as the result of additional leased units deployed. Lease revenues represented 82% of total revenues for the three months ended March 31, 1999 and 58% of total revenues for the three months ended March 31, 1998.

          Cost of revenues decreased 23% to $3,199,109 in the first three months of 1999 from $4,166,439 for the same period in 1998. The decrease in cost is due to the lower number of machines sold and higher utilization of manufacturing capacity. Depreciation charged to cost of revenues increased 25% to $1,232,223 in the first three months of 1999 from $985,813 for the same period in 1998. Service and installation costs increased 13% to $1,781,718 in the first three months of 1999 from $1,583,751 for the same period in 1998, primarily due to the increase in the number of ITVMs and PCDMs deployed rather than an incremental cost per machine.

         Gross profit increased 4% to $1,761,008 in the first three months of 1999 from $1,698,102 for the same period in 1998, as the result of the changes described previously.

          Selling, general, and administrative expenses increased 5% to $975,101 in the first three months of 1999 from $932,898 for the same period in 1998. Increases in personnel and sales activities were the primary factors related to the increase in cost for both periods.

         Interest expense increased 3% to $230,240 in the first three months of 1999 from $222,642 for the same period in 1998. The increase reflects an increase in borrowings which were incurred to fund increases in leased machines. Interest rates charged to the Company declined in the first three months of 1999 due to increased use of optional borrowing rates tied to the LIBOR rates.

         Other income increased by $604,180 in the first three months of 1999 from $20,190 for the same period in 1998 and consists of one time non-recurring income from settlement of litigation previously reported upon by the Company.

         As a result of the previously discussed changes, income before income taxes increased 118% to $1,055,971 in the first three months of 1999 from $483,868 for the same period in 1998.

         Due to the foregoing factors, net income increased 125% to $654,361 in the first three months of 1999 from $290,868 for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales. At March 31, 1999 the Company had a total of 7,950 ITVMs and PCDMs deployed under operating and sales type leases as compared to 7,100 at March 31, 1998.

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

         Net cash provided by operations for the three months ended March 31, 1999 and 1998 was $2,936,054 and $590,573, respectively. The increase for the first three months of 1999 as compared to the same period in 1998 results primarily from an increase in net income, an increase in depreciation expense from additional equipment leases and a decrease in accounts receivable.

         Net cash used in investing activities was $3,624,144 and $2,517,866 for the three months ended March 31, 1999 and 1998, respectively. This increase reflects the higher number of ITVMs and PCDMs deployed under lease in the first three months of 1999 as compared to the first three months of 1998.

         Net cash provided by financing activities was $825,260 for the three months ended March 31, 1999 as compared to $1,790,700 for the three months ended March 31, 1998. The change is the result of decreased borrowings resulting from the increase in cash provided by operations as mentioned above.

         The Company's working capital deficit increased by $1,411,954 to $8,878,785 at March 31, 1999 as compared to a deficit of $7,436,831 at December 31, 1998. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The higher deficit as of March 31, 1999 reflects the Company's use of cash generated from operations in addition to draws on the credit facility to finance the increased number of leased ITVMs and PCDMs.

         At March 31, 1999, the Company was indebted to MBCI in the aggregate principal amount of $ 12,183,936 and had $2,816,064 available under the credit facility.

THE YEAR 2000 ISSUE

         The Company relies on computer-based technology and utilizes a variety of third-party hardware and proprietary and third party software. The Company's dispensing equipment generally uses proprietary software, with third-party software being used more extensively for administrative functions, such as accounting and human resource management. In addition to such information technology (IT) systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. Third parties with whom the Company has commercial relationships, including vendors of materials and components incorporated into the Company's products and of products and services used by the Company in its operations (such as banking and financial services, data processing services, telecommunications services and utilities), also rely heavily on computer based technology.

The Company has assessed the potential effects of the Year 2000 issue on the Company's business, financial condition and results of operations. In conjunction with this assessment, the Company developed and commenced the implementation of the compliance program described below.

The Company has undertaken a review of its proprietary IT systems relating to its dispensing equipment. No systems were identified as relating to the critical functions of the Company's ITVMs or PCDMs. As such, the Company believes that no remediation with regard to those proprietary IT systems is necessary.

The Company has contacted its third party providers of critical hardware and software and has obtained appropriate representations to the effect that such hardware or software is or will be Year 2000 compliant.

The Company has undertaken a review of its non-IT systems and is implementing a remediation program with respect to those systems that are within the control of the Company. Selected non-IT suppliers and vendors have been contacted to identify any significant exposures that may exist and identify alternate sources or strategies necessary.

The Company has incurred minimal costs to date in assessing the potential effects of the Year 2000 issue on the Company and does not expect or anticipate any material expenditures in the future in connection with the Year 2000 issue. Nevertheless, the issues presented by the Year 2000 issue and the proposed solutions therefrom are very complex and the Company's Year 2000 compliance depends heavily on the technical skills of employees and independent contractors and the representations and preparedness of third parties. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in generalor on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program will appropriately identify and address those Year 2000 issues that are most subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that the Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Exhibit 11 - Computation of earnings per share
         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERLOTT TECHNOLOGIES, INC.
                                                (Registrant)



Date: May 14,1999                       /s/ David F. Nichols.
                                        ---------------------
                                        President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


                                        /s/ Dennis W. Blazer
                                        ---------------------------------------
                                        Dennis W. Blazer
                                        Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number       Description                               Page Number
--------------       -----------                               -----------

     11              Computation of earnings per share              16

     27              Financial Data Schedule                        17