Form 10-Q
period 1999-06-30
INTERLOTT TECHNOLOGIES INC
filed 1999-08-16
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       ----       -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

              Class                           Outstanding at August 13,1999
----------------------------                  -----------------------------
Common Stock, $.01 Par Value                          3,210,000 shares




                                  Page 1 of 14
                            Exhibit Index on page 12

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

        ITEM                                                                                 PAGE
        NUMBER                                                                              NUMBER
        ------                                                                              ------
                           PART I.  FINANCIAL INFORMATION

           1               Financial Statements:

                           Condensed Balance Sheets (unaudited) as of June 30,
                           1999 and December 31, 1998                                           3

                           Condensed Statements of Income (unaudited) for the
                           three months and six months ended June 30, 1999 and
                           1998                                                                 4

                           Condensed Statements of Cash Flows (unaudited)
                           for the six months ended June 30, 1999 and 1998                      5

                           Notes to Condensed Financial Statements                              6 - 7

           2               Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                        8 - 12

           3               Quantitative and Qualitative Disclosures about                       12
                           Market Risk

                           PART II.  OTHER INFORMATION

           4               Submission of Matters to a Vote of Security Holders                  13

           6               Exhibits and Reports on Form 8-K                                     13

                           SIGNATURES                                                           14

                           Exhibit Index                                                        15

ITEM 1. FINANCIAL STATEMENTS               PART I.  FINANCIAL INFORMATION

                          INTERLOTT TECHNOLOGIES, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                       JUNE 30, 1999 AND DECEMBER 31, 1998

ASSETS                                                                              June 30, 1999   December 31, 1998
                                                                                    -------------   -----------------
Current assets:
    Cash                                                                             $    47,214      $    30,004
    Accounts receivable, less allowance for doubtful accounts of $201,501
          in 1999 and $153,501 in 1998                                                 2,152,437        2,816,589

   Investment in sales type lease, current portion                                       900,198          888,627
   Inventories                                                                         4,234,521        3,129,959
   Prepaid expenses                                                                      178,009           82,105
                                                                                     -----------      -----------
                   Total current assets                                                7,512,379        6,947,284

Property and equipment:
    Leased machines                                                                   33,448,961       29,484,623
    Machinery and equipment                                                              634,907          631,111
    Building and improvements                                                            274,216          271,433
    Furniture and fixtures                                                               136,898          130,950
                                                                                     -----------      -----------
                                                                                      34,494,982       30,518,117
    Less accumulated depreciation and amortization                                    14,641,549       12,970,895
                                                                                      19,853,433       17,547,222
Investment in sales type lease, less current portion                                   3,397,590        3,766,408
Product development rights, net of accumulated amortization of $623,331 in 1999
       and $586,665 in 1998                                                              476,669          513,335
                                                                                     -----------      -----------
                                                                                     $31,240,071      $28,774,249
                                                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                     13,636,872       11,166,374
    Current installments of long-term debt                                                   -0-          192,302
    Accounts payable                                                                   1,720,182        1,479,831
    Accounts payable - related party                                                     106,003          215,734
    Accrued expenses                                                                     784,630        1,111,416
    Income taxes payable                                                                  11,117          248,458
                                                                                     -----------      -----------
                   Total current liabilities                                          16,258,804       14,414,115


Notes payable, - related parties                                                         286,698          286,698
Deferred tax liability                                                                    12,665          121,900
                                                                                     -----------      -----------
                   Total liabilities                                                  16,558,167       14,822,713

Series A preferred stock, $.01 par value, 20,000,000  shares authorized, 1,335,000 shares issued and outstanding at
June 30, 1999 and December 31, 1998                                                    1,335,000        1,335,000


Stockholders' equity:

    Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
    shares issued and outstanding at June 30, 1999 and December 31, 1998                  32,100           32,100
    Additional paid-in capital                                                        10,376,017       10,376,017
    Retained earnings                                                                  2,938,787        2,208,419
                                                                                     -----------      -----------
                   Total stockholders' equity                                         13,346,904       12,616,536
                                                                                     -----------      -----------
                                                                                     $31,240,071      $28,774,249
                                                                                     ===========      ===========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                               Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                                      --------                            --------
Revenues:                                                      1999              1998               1999               1998
                                                           -----------       ------------       ------------       -----------
     Machine and parts sales                               $   324,724       $  3,244,267       $    694,406       $ 5,307,996

     Machine leases                                          4,281,174          3,534,666          8,350,031         6,913,049

     Other                                                     533,460            507,829          1,055,038           929,858
                                                           -----------       ------------       ------------       -----------
                                                             5,139,358          7,286,762        $10,099,475        13,150,903

Cost of revenues                                             3,452,019          4,830,188          6,651,128         8,996,227
                                                           -----------       ------------       ------------       -----------

     Gross profit                                            1,687,339          2,456,574          3,448,347         4,154,676

Operating expenses:

     Selling, general, and  administrative
       expenses                                              1,112,033          1,076,201          2,087,134         2,009,100

     Research and development costs                            185,689             91,313            310,385           170,196
                                                           -----------       ------------       ------------       -----------

        Total operating expenses                             1,297,722          1,167,514          2,397,519         2,179,296
                                                           -----------       ------------       ------------       -----------

        Operating income                                       389,617          1,289,060          1,050,828         1,975,379

Other income  (expense):

     Interest expense                                         (254,659)          (273,052)          (484,899)         (495,695)

     Other                                                     (13,253)            35,796            611,747            55,987
                                                           -----------       ------------       ------------       -----------

                                                              (267,912)          (237,256)           126,848          (439,708)
                                                           -----------       ------------       ------------       -----------

     Income before income taxes                                121,705          1,051,803          1,177,676         1,535,671

Income taxes                                                    45,700            422,300            447,310           615,300
                                                           -----------       ------------       ------------       -----------

     Net income                                            $    76,005       $    629,504       $    730,366       $   920,371
                                                           ===========      =============       ============      ============
     Basic and diluted net income
     per share                                             $       .02      $         .19       $        .23      $        .29
                                                           ===========      =============       ============      ============


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                            Six Months Ended June 30,
                                                                         1999                   1998
                                                                         ----                   ----
Cash flows from operating activities:
    Net income                                                       $   730,366           $   920,371
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Deferred income taxes                                               (109,235)              319,475
    Depreciation and amortization                                      2,687,474             2,208,584
    Principal portion of sales type leases received                      444,908               234,504
    Gain on sale of equipment under sales type leases                    (22,659)             (847,004)
    Decrease (Increase) in accounts receivable                           664,152            (1,163,057)
    Increase in inventories                                             (881,125)             (365,165)
    Decrease (Increase) in prepaid expenses                              (95,904)               26,131
    Increase in accounts payable                                         240,351               719,908
    (Decrease) Increase in accounts payable - related party             (109,731)              151,766
    Increase (Decrease) in accrued expenses                             (326,786)               14,396
    Decrease in income taxes payable                                    (237,341)              (13,600)
                                                                     -----------           -----------
                 Net cash provided by operating activities             2,984,470             2,206,309
                                                                     -----------           -----------


Cash flows from investing activities:

    Cost of leased machines                                           (5,232,929)           (4,692,869)
    Purchases of property and equipment                                  (12,527)              (38,909)
                                                                     -----------           -----------
                 Net cash used in investing activities                (5,245,456)           (4,731,778)
                                                                     -----------           -----------

Cash flows from financing activities:
   Net proceeds from notes payable                                     2,470,498             2,415,988
   Repayment of long-term debt                                          (192,302)                 (968)
                                                                     -----------           -----------
                 Net cash provided by financing activities             2,278,196             2,415,020
                                                                     -----------           -----------



   Increase (decrease) in cash                                            17,210              (110,449)
   Cash at beginning of year                                              30,004               143,071
   Cash at end of period                                             $    47,214           $    32,622
                                                                     ===========           ===========



Supplemental disclosure of cash flow information:

  Interest paid                                                      $   658,591           $   454,622
                                                                     ===========           ===========
  Income taxes paid                                                  $   847,199           $   309,425
                                                                     ===========           ===========



            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the six months ended June 30, 1999 and 1998 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. The financial statements should be read in conjunction with the summary of significant accounting policies which appears in the Company's 1998 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1998 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.


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

Six Months Ended June 30, 1998                                ITVMs                    PCDMs                 Total
                                                              -----                    -----                 -----
Revenues                                                    12,901,025                249,878              13,150,903
Segment gross margin                                         4,142,901                 11,775               4,154,676
Total Assets                                                27,514,958                773,757              28,288,715

Six Months Ended June 30, 1999
Revenues                                                    10,006,295                 93,180              10,099,475
Segment gross margin                                         3,438,005                 10,342               3,448,347
Total Assets                                                29,981,508                671,008              30,652,516

Total Assets for the segment excludes cash, prepaid expenses, net property and equipment other than leased machines and deferred tax assets, as such assets are not specifically identifiable to a particular segment.

3.       Notes Payable

         In October 1997, the Company entered into a revolving credit facility with a financial institution that permits the Company to borrow through October 2000, up to $15,000,000 at the prime interest rate (7.75% at June 30, 1999). In conjunction with the facility the Company maintains a lockbox and controlled disbursement account with the bank parent of the financial institution. All lockbox receipts are recorded as payments against the facility and presented checks are recorded as draws on the facility. Borrowings under this credit facility are collateralized by all of the assets of the Company and assignment of proceeds from lease agreements. At June 30, 1999, the Company had borrowings of $13,636,872 outstanding with additional borrowings of $1,363,128 available under the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking risks such as those discussed in this and our other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The Company manufactures instant ticket vending machines or ITVMs, and telephone card dispensing machines or PCDMs, that dispense instant lottery tickets and prepaid telephone calling cards without the assistance of an employee of the lottery or the telephone card vendor. The Company derives its revenues from (1) the lease of ITVMs and PCDMs, (2) the sale of ITVMs and PCDMs,
(3) and to a lesser extent, the service agreements and the sale of parts for ITVMs and PCDMs.

         As of June 30, 1999, the Company had sold or leased over 15,000 ITVMs and PCDMs under agreements with both domestic and international lotteries, their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards. The Company continues to test both ITVMs and PCDMs in both domestic and international markets.

         On April 9, 1999, a tornado destroyed the corporate office building located at 10830 Millington Court, Cincinnati, Ohio and the Company warehouse located nearby. Additionally, the manufacturing facility located at 6665 Creek Road, Cincinnati, Ohio received minor roof damage. Substantially all losses incurred will be covered by insurance.

RESULTS OF OPERATIONS

         The Company's net revenues decreased 29% to $5,139,358 from $7,286,762 for the three months, and 23% to $10,099,475 from $13,150,903 for the six months ended June 30, 1999 and 1998, respectively. Revenues from sales of ITVMs and PCDMs decreased 90% to $324,724 from $3,244,267 for the three months ended June 30, 1999 and 1998, respectively, and decreased 87% to $694,406 from $5,307,996 for the six months ended June 30, 1999 and 1998 respectively. The decrease in revenues from sales resulted from the lower number of ITVMs leased to the New York Lottery which are categorized as sales type leases. (See Note 2 of Notes to Financial Statements in the Company's 1998 Annual Report.) Revenues from operating leases increased 21% to $4,281,174 from $3,534,666 for the three months, and increased

21% to $8,350,031 from $6,913,049 for the six months ended June 30, 1999 and 1998, respectively. Lease revenues increased as the result of additional ITVMs deployed under new or existing contracts. Lease revenues represented 83% and 49% of total revenues for the three months, and 83% and 53% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

          Cost of revenues decreased 29% to $3,452,019 from $4,830,188 for the three months and decreased 26% to $6,651,128 from $8,996,227 for the six months ended June 30, 1999 and 1998, respectively. Depreciation charged to cost of revenues increased 22% to $1,327,428 from $1,086,611 for the three months, and increased 24% to $2,559,651 from $2,072,424 for the six months, ended June 30, 1999 and 1998, respectively. Service and installation costs increased 19% to $1,687,697 from $1,412,693 for the three months, and increased 16% to $3,469,414 from $2,996,445 for the six months, ended June 30, 1999 and 1998, respectively, primarily due to the increase in the number of ITVMs and PCDMs deployed rather than an incremental cost per machine. Gross profit percentage decreased 1% from 34% to 33% for the three months due in part to extra expenses incurred as a result of the tornado. Gross profit percentage increased 2% to 34% from 32% for the six months ended June 30, 1999 and 1998, respectively, primarily as the result of higher utilization of manufacturing capacity.

          Selling, general, and administrative expenses increased 3% to $1,112,032 from $1,076,201 for the three months, and 4% to $2,087,134 from
$2,009,100 for the six months, ended June 30, 1999 and 1998, respectively. An increase in personnel and sales activities were the primary factors related to the increase in cost for both the three months and six months ended June 30, 1999 as compared to the same periods in 1998.

         Interest expense decreased 7% to $254,659 from $273,052 for the three months, and decreased 2% to $484,899 from $495,695 for the six months, ended June 30, 1999 and 1998, respectively. The decrease reflects the difference in the average amounts outstanding rather than a change in interest rate. Interest rates charged to the Company remained stable throughout the periods.

         Other income (expense) was ($13,253) and $35,796 for the three months and $611,747 and $55,987 for the six months ended June 30, 1999 and 1998, respectively. The income for the six month period in 1999 includes a one time non-recurring item from settlement of litigation as reported in the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1999.

         As a result of the changes discussed above, income before income taxes decreased 88% to $121,705 from $1,051,803 for the three months, and decreased 23% to $1,177,676 from $1,535,671 for the six months, ended June 30, 1999 and 1998, respectively.

         As a result of the foregoing factors, net income decreased 88% to $76,005 from $629,504 for the three months, and decreased 21% to $730,366 from $920,371 for the six months, ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales. At June 30, 1999 the Company had a total of 8,122 ITVMs and PCDMs deployed under leases as compared to 7,353 at June 30, 1998.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Mercantile Business Credit, Inc. or MBCI, entered into as of October 29,1997. The credit facility with MBCI is a $15,000,000 three-year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus two percent.

Net cash provided by operations for the six months ended June 30, 1999 and 1998 was $2,984,470 and $2,206,309, respectively. The increase for the first six months of 1999 as compared to the same period in 1998 results primarily from the decrease in accounts receivable and an increase in depreciation. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first six months of 1998.

         Net cash used in investing activities was $5,245,456 and $4,731,778 for the six months ended June 30, 1999 and 1998, respectively. This increase reflects the increase of larger and higher value ITVMs and PCDMs deployed under lease in the first six months of 1999 as compared to units deployed under lease in the first six months of 1998.

         Net cash provided by financing activities was $2,278,196 for the six months ended June 30, 1999 as compared to $2,415,020 net cash used in financing activities for the six months ended June 30,1998. The change is the result of borrowing to fund the increase in leased ITVMs and PCDMs, offset by repayment of long-term debt.

         The Company's working capital deficit increased by $2,947,644 to $8,746,245 at June 30, 1999, as compared to a deficit of $5,798,601 at December 31, 1998. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The deficit as of June 30, 1999 reflects the Company's use of cash generated from operations in addition to draws on the credit facility to finance the increased number of leased ITVMs and PCDMs.

         At June 30, 1999, the Company was indebted to MBCI in the aggregate principal amount of $13,636,872 and had $1,363,128 available under the credit facility.

THE YEAR 2000 ISSUE

         The Company relies on computer-based technology and utilizes a variety of third-party hardware and proprietary and third party software. The Company's dispensing equipment generally uses proprietary software, with third-party software being used more extensively for administrative functions, such as accounting and human resource management. In addition to such information technology or IT systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. Third parties with whom the Company has commercial relationships, including vendors of materials and components incorporated into the Company's products and of products and services used by the Company in its operations (such as banking and financial services, data processing services, telecommunications services and utilities), also rely heavily on computer based technology.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The 1999 Annual Meeting of Shareholders was held on May 6, 1999.

(b)       Matters voted upon at Annual Meeting

              (1) The shareholders voted 2,775,058 shares in the affirmative, with 4,050 shares abstaining, for the re-election of Mr. David F. Nichols and Mr. John Wingfield to three-year terms as a directors of the Company.
              (2) The shareholders voted 2,738,048 shares in the affirmative, with 40,800 shares against and 260 shares abstaining, for the ratification of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending December 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Exhibit 11 - Computation of earnings per share
         Exhibit 27 - Financial Data Schedule for the Six Months Ended
                      June 30, 1999

(b)      Reports on Form 8-K.
         The following reports on Form 8K were filed during the quarter for which the report is filed:

           Date of report
            (Date filed)                    Items Reported

              5/17/99 Item 5 - Announcing the transfer of Chief Executive Officer duties.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTERLOTT TECHNOLOGIES, INC.
                                          (Registrant)



Date: August 13,1999                /s/ David F. Nichols
                                    -------------------------------------------
                                    President and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


                                    /s/ Dennis W. Blazer
                                    -------------------------------------------
                                    Dennis W. Blazer
                                    Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER             DESCRIPTION                                             PAGE NUMBER
--------------             -----------                                             -----------

    11                  Computation of earnings per share                              15

    27                  Financial Data Schedule for the Six Months Ended
                        June 30, 1999 (for SEC use only)                               16