Form 10-Q
period 1999-09-30
INTERLOTT TECHNOLOGIES INC
filed 1999-11-12
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1999

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

          Class                              Outstanding at August 13,1999
Common Stock, $.01 Par Value                          3,210,000 shares

                                  Page 1 of 16
                            Exhibit Index on page 14

                          INTERLOTT TECHNOLOGIES, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999

                                Table of Contents

Item                                                                  Page
Number        PART I.  FINANCIAL INFORMATION                          Number

  1           Financial Statements:

              Condensed Balance Sheets (unaudited) as of
              September, 1999 and December 31, 1998                   3

              Condensed Statements of Income (unaudited)
              for the three months and nine months ended
              September, 1999 and 1998                                4

              Condensed Statements of Cash Flows (unaudited)
              for the nine months ended September, 1999 and 1998      5

              Notes to Condensed Financial Statements                 6

  2           Management's Discussion and Analysis of
              Financial Condition and Results of Operations           7 - 11

  3           Quantitative and Qualitative Disclosures about          11
              Market Risk

              PART II.  OTHER INFORMATION

  6           Exhibits and Reports on Form 8-K                        12

              SIGNATURES                                              13

              Exhibit Index                                           14

Item 1. Financial Statements               PART I.  FINANCIAL INFORMATION

                          INTERLOTT TECHNOLOGIES, INC.

                      Condensed Balance Sheets (Unaudited)

                    September 30, 1999 and December 31, 1998

         ASSETS                                                               September 30, 1999       December 31, 1998
Current assets:
  Cash                                                                              $    56,409             $    30,004
  Accounts receivable, less allowance for doubtful accounts of
    $225,501 in 1999 and $153,501 in 1998                                             2,509,283               2,816,589
  Investment in sales type lease, current portion                                     1,013,161                 888,627
  Inventories                                                                         5,081,724               3,129,959
  Prepaid expenses                                                                      250,977                  82,105
                                                                                     ----------              ----------
         Total current assets                                                         8,911,554               6,947,284
Property and equipment:
  Leased machines                                                                    33,382,005              29,484,623
  Machinery and equipment                                                               609,105                 631,111
  Building and improvements                                                             243,807                 271,433
  Furniture and fixtures                                                                 93,456                 130,950
                                                                                     ----------              ----------
                                                                                     34,328,373              30,518,117
  Less accumulated depreciation and amortization                                     14,097,543              12,970,895
                                                                                     ----------              ----------
         Net property and equipment                                                  20,230,830              17,547,222
Investment in sales type lease, less current portion                                  3,075,141               3,766,408
Product development rights, net of accumulated amortization of
  $641,664 in 1999 and $586,665 in 1998                                                 458,336                 513,335
                                                                                     ----------              ----------
                                                                                    $32,675,861             $28,774,249
                                                                                     ==========              ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Notes payable                                                                     $14,430,066             $11,166,374
  Current installment of long-term debt                                                       0                 192,302
  Accounts payable                                                                    1,827,457               1,479,831
  Accounts payable - related party                                                      223,833                 215,734
  Accrued expenses                                                                      955,794               1,111,416
  Income taxes payable                                                                        0                 248,458
                                                                                     ----------              ----------
         Total current liabilities                                                   17,437,150              14,414,115

Notes payable - related parties                                                         286,698                 286,698
Deferred tax liability                                                                   87,728                 121,900
                                                                                     ----------              ----------
         Total liabilities                                                           17,811,576              14,822,713
Series A preferred stock, $.01 par value, 20,000,000 shares
  authorized, 1,335,000 shares issued and outstanding at
  September 30, 1999 and December 31, 1998                                            1,335,000               1,335,000

Stockholders' equity:
  Common stock, $.01 par value;  20,000,000 shares authorized,  3,210,000 shares issued and outstanding at September 30,
    1999 and December 31, 1998                                                           32,100                  32,100
  Additional paid-in capital                                                         10,376,017              10,376,017
  Retained earnings                                                                   3,121,168               2,208,419
                                                                                     ----------              ----------
         Total stockholders' equity                                                  13,529,285              12,616,536
                                                                                     ----------              ----------
                                                                                    $32,675,861             $28,774,249
                                                                                     ==========              ==========


            See accompanying notes to condensed financial statements.


                          INTERLOTT TECHNOLOGIES, INC.
                   Condensed Statements of Income (Unaudited)

         Three Months and Nine Months ended September 30, 1999 and 1998




                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
Revenues:                                                          1999           1998              1999           1998
  Machine and parts sales                                    $  211,718     $1,741,828       $   906,124    $ 7,049,825
  Machine leases                                              4,261,893      3,235,382        12,611,924     10,148,288
  Other                                                         521,394        650,120         1,576,432      1,579,976
                                                              ---------      ---------        ----------     ----------
                                                              4,995,005      5,627,330        15,094,480     18,778,089

Cost of revenues                                              3,470,232      3,839,992        10,121,360     12,836,219
                                                              ---------      ---------        ----------     ----------

         Gross profit                                         1,524,773      1,787,338         4,973,120      5,941,870

Operating expenses:
  Selling, general and administrative
    expenses                                                  1,044,625      1,037,563         3,131,759      3,046,516
  Research and development costs                                144,774        201,729           455,160        371,927
                                                              ---------      ---------        ----------     ----------
         Total operating expenses                             1,189,399      1,239,292         3,586,919      3,418,443
                                                              ---------      ---------        ----------     ----------

         Operating income                                       335,374        548,046         1,386,201      2,523,427

Other income (expense):
  Interest expense                                             (283,339)      (257,750)         (768,238)      (753,445)
  Other                                                          (1,591)        86,356           610,157        142,342
                                                              ---------      ---------        ----------     ----------
                                                               (284,930)      (171,394)         (158,081)      (611,103)
                                                              ---------      ---------        ----------     ----------

         Income before income taxes and
           extraordinary items                                   50,444        376,652         1,228,120      1,912,324

Income taxes                                                     19,169        151,199           466,479        766,500
                                                              ---------      ---------        ----------     ----------

         Income before extraordinary item                        31,275        225,453           761,641      1,145,824

Extraordinary item (less applicable)
  income taxes of $92,371)                                      151,106              0           151,106              0
                                                              ---------      ---------        ----------     ----------

Net Income                                                   $  182,381     $  225,453       $   912,747    $ 1,145,824
                                                              =========      =========        ==========     ==========

Basic and diluted net income per
share before extraordinary item                                    $.01           $.07              $.23           $.36
                                                                    ===            ===               ===            ===

Basic and diluted extraordinary
item per share                                                     $.05              -              $.05              -
                                                                    ===                              ===

Basic and diluted net income
per share                                                          $.06           $.07              $.28           $.36
                                                                    ===            ===               ===            ===


            See accompanying notes to condensed financial statements.


                          INTERLOTT TECHNOLOGIES, INC.

                 Condensed Statements of Cash Flows (Unaudited)

                  Nine Months ended September 30, 1999 and1998


                                                                                        Nine Months Ended September 30,
                                                                                           1999                    1998
Cash flows from operating activities:
  Net income                                                                         $  912,747              $1,145,824
  Adjustment to reconcile net income to net cash
  provided by operating activities:
    Net book value of equipment disposals                                               113,564                       0
    Deferred income taxes                                                               (34,173)                391,828
    Depreciation and amortization                                                     4,068,365               3,351,234
    Principal portion of sales type leases received                                     661,135                 344,532
    Gain on sale of equipment under sales type leases                                   (24,402)             (1,080,585)
    Decrease (increase) in accounts receivable                                          307,306                (322,799)
    Increase in inventories                                                          (1,113,501)               (717,001)
    (Increase) decrease in prepaid expenses                                            (168,872)                 89,668
    Increase in accounts payable                                                        347,626                 393,430
    Increase (decrease) in accounts payable - related party                               8,099                 (21,795)
    (Decrease) in accrued expenses                                                     (155,620)                (54,461)
    Decrease (increase) in income taxes payable                                        (248,458)                 43,975
                                                                                      ---------               ---------
         Net cash provided by operating activities                                    4,673,816               3,563,850

Cash flows from investing activities:
  Cost of leased machines                                                            (7,692,363)             (6,000,460)
  Purchases of property and equipment                                                   (26,438)                (55,652)
                                                                                      ---------               ---------
         Net cash used in investing activities                                       (7,718,801)             (6,056,112)

Cash flows from financing activities:
  Net proceeds from notes payable                                                     3,263,692               2,582,119
  Repayment of long-term debt                                                          (192,302)                   (968)
                                                                                      ---------               ---------
         Net cash provided by financing activities                                    3,071,390               2,581,151
                                                                                      ---------               ---------

Increase in cash                                                                         26,405                  88,889

Cash at beginning of year                                                                30,004                 143,071
                                                                                      ---------               ---------

Cash at end of period                                                                $   56,409              $  231,960
                                                                                      =========               =========


Supplemental disclosure of cash flow information:
  Interest paid                                                                      $  921,545              $  711,530
                                                                                      =========               =========

  Income taxes paid                                                                  $  996,956              $  330,700
                                                                                      =========               =========

  NBV of capitalized leased ITVMs returned to inventory                              $  868,264              $        0
                                                                                      =========               =========


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the nine months ended September 30, 1999 and 1998 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to make the financial statements not misleading. These financial statements should be read in conjunction with the financial statements and footnotes, including the summary of significant accounting policies, which appear in the Company's1998 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1998 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

2.       Investment in Sales Type Leases

         The Company leases 200 Instant Ticket Vending Machines to one state lottery under a sales type lease that commenced in May, 1997 and an additional 599 Instant Ticket Vending Machines are leased to another state lottery under a similar type lease that commenced in May, 1998. Revenues from sales type leases are included in revenues from sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, as amended.

3.       Notes Payable

         In October 1997, the Company entered into a revolving credit facility with a financial institution that permitted the Company to borrow through October 2000, up to $15,000,000 at the prime interest rate (8.25% at September 30, 1999). In September 1999, the Company and the financial institution amended this agreement to permit borrowing of up to $25,000,000. In conjunction with the facility, the Company maintains a lockbox and controlled disbursement account with the bank parent of the financial institution. All lockbox receipts are recorded as payments against the facility and presented checks are recorded as draws on the facility. Borrowings under this credit facility are collateralized by all of the assets of the Company and the assignment of proceeds from lease agreements. At September 30, 1999, the Company had borrowings of $14,430,066 outstanding with additional borrowings of $10,569,934 available under the facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.

General

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements which involve risks and uncertainties such as fluctuations in financial results, a decline in market acceptance of ITVMs, loss of large contracts, loss of patent protection, changes in technology and increasing competition. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The Company manufactures instant ticket vending machines or ITVMs, and phone card dispensing machines or PCDMs, that dispense instant lottery tickets and prepaid telephone calling cards without the assistance of an employee of the lottery or the telephone card vendor. The Company derives its revenues from (1) the lease of ITVMs and PCDMs, (2) the sale of ITVMs and PCDMs, and (3) to a lesser extent, service agreements and the sale of parts for ITVMs and PCDMs.

         As of September 30, 1999, the Company had sold or leased over 16,700 ITVMs and PCDMs under agreements with both domestic and international lotteries, their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards. The Company continues to test both ITVMs and PCDMs in both domestic and international markets.


Results of Operations

         The Company's net revenues decreased 11% to $4,995,005 from $5,627,330 for the three months, and 20% to $15,094,480 from $18,778,089 for the nine months, ended September 30, 1999 and1998, respectively. Revenues from sales of ITVMs and PCDMs decreased 88% to $211,718 from $1,741,828 for the three months ended September 30, 1999 and 1998, respectively, and decreased 87% to $906,124 from $7,049,825 for the nine months ended September 30, 1999 and 1998 respectively. The decrease in revenues from sales resulted from a lower number of ITVMs leased to the New York Lottery which are categorized as sales type leases (see Note 2 of Notes to Financial Statements in the Company's 1998 Annual Report) and from a lower numbers of machines sold directly. For the nine months ended September 30, 1998, the Instant Ticket Vending Machines accounted for as sales type leases amounted to over $3.3 million in sales revenue. Revenues from operating leases increased 32% to $4,261,893 from $3,235,382 for the three months, and increased 24% to $12,611,924 from $10,148,288 for the nine months, ended September 30, 1999 and 1998, respectively. Lease revenues represented 85% and 57% of total revenues for the three months, and 84% and 54% of total revenues for the nine months ended September 30, 1999 and1998, respectively. This increase in lease revenues as a percentage of total revenues results from the Company's continuing emphasis on leasing. For further information in this regard, see the Company's Report on Form 10-K for the year ended December 31, 1998.

          Cost of revenues as a percent of total revenues increased 1% to 69% from 68% for the three months and decreased 1% to 67% from 68% for the nine months ended September 30, 1999 and 1998, respectively. Depreciation charged to cost of revenues increased 25% to $1,342,027 from $1,072,488 for the three months, and increased 24% to $3,901,678 from $3,144,912 for the nine months, ended September 30, 1999 and 1998, respectively. Service and installation costs increased 34% to $1,874,308 from $1,399,098 for the three months, and increased 22% to $5,343,722 from $4,395,863 for the nine months, ended September 30, 1999 and 1998, respectively, primarily due to an increase in the number of ITVMs and PCDMs deployed rather than an incremental cost per machine. Gross profit percentage decreased 1% to 31% from 32% for the three months, and increased 1% to 33% from 32% for the nine months, ended September 30, 1999 and 1998, respectively.

          Selling, general, and administrative expenses increased 1% to $1,044,625 from $1,037,563 for the three months, and 3% to $3,131,759 from
$3,046,516 for the nine months, ended September 30, 1999 and 1998, respectively. An increase in personnel, plus legal and professional fees were the primary factors related to the increase in cost for both the three months and nine months ended September 30, 1999 as compared to the same periods in 1998.

         Interest expense increased 10% to $283,339 from $257,750 for the three months, and increased 2% to $768,238 from $753,445 for the nine months, ended September 30, 1999 and 1998, respectively. The increase reflects the difference in the average amounts outstanding and an increase in interest rates.

         Other (expense) income was ($1,591) and $86,356 for the three months and $610,157 and $142,342 for the nine months ended September 30, 1999 and 1998, respectively. The income for the nine month period in 1999, includes a one time non-recurring item of $625,000 from settlement of litigation as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         The extraordinary item is a one time non-recurring gain of $151,106 from the involuntary conversion of property lost in a tornado, covered by insurance at replacement cost.

         As a result of the changes discussed above, income before income taxes decreased 22% to $293,921 from $376,652 for the three months, and decreased 23% to $1,471,597 from $1,912,324 for the nine months, ended September 30, 1999 and 1998, respectively.

         Net income decreased 19% to $182,381 from $225,453 for the three months, and decreased 20% to $912,747 from $1,145,824 for the nine months, ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales. At September 30, 1999, the Company had a total of 8,059 ITVMs and PCDMs deployed under leases as compared to 7,587 at September 30, 1998.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Mercantile Business Credit, Inc. or MBCI, entered into as of October 29,1997. The credit facility with MBCI is a $25,000,000 three-year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus two percent.

         Net cash provided by operations for the nine months ended September 30, 1999 and 1998 was $4,673,816 and $3,563,850, respectively. The increase for the first nine months of 1999 as compared to the same period in 1998 results primarily from the decrease in accounts receivable and an increase in depreciation. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first nine months of 1998.

         Net cash used in investing activities was $7,718,801 and $6,056,112 for the nine months ended September 30, 1999 and 1998, respectively. This increase reflects the increase in larger and higher value ITVMs and PCDMs deployed under lease in the first nine months of 1999 as compared to units deployed under lease in the first nine months of 1998.

         Net cash provided by financing activities was $3,071,390 for the nine months ended September 30, 1999 as compared to $2,581,151 net cash used in financing activities for the nine months ended September 30,1998. The change is the result of borrowing to fund the increase in leased ITVMs and PCDMs, offset by repayment of long-term debt.

         The Company's working capital deficit increased by $1,058,765 to $8,525,596 at September 30, 1999, as compared to a deficit of $7,466,831 December 31, 1998. The deficits at both dates reflect the classification of the Company's revolving credit facility as a current debt. The deficit as of September 30, 1999 reflects the Company's use of cash generated from operations in addition to draws on the credit facility to finance the increased number of leased ITVMs and PCDMs.

         At September 30, 1999, the Company was indebted to MBCI in the aggregate principal amount of $14,430,066 and had $10,569,934 available under the credit facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable

                           PART II. OTHER INFORMATION




Item 4.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
         Exhibit 11 - Computation of earnings per share
         Exhibit 27 - Financial Data Schedule for the Nine Months Ended
                      September 30, 1999

(b) Reports on Form 8-K. No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERLOTT TECHNOLOGIES, INC.
                                                 (Registrant)



Date: November 12, 1999                  /s/ David F. Nichols
                                         President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)


                                         /s/ Dennis W. Blazer
                                         Dennis W. Blazer
                                         Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number          Description                                 Page Number


    11                  Computation of earnings per share                15

    27                  Financial Data Schedule for the
                        Nine Months ended September 30, 1999             16