Form 10-K
period 1999-12-31
INTERLOTT TECHNOLOGIES INC
filed 2000-03-30
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to _____

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

                     7697 Innovation Way, Mason, Ohio 45040
          (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 23, 2000 was $7,408,406. There were 3,210,000 shares of Common Stock outstanding as of March 23, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 4, 2000 are incorporated by reference in Part III hereof.

                          INTERLOTT TECHNOLOGIES, INC.
                           Annual Report On Form 10-K
                   For the Fiscal Year Ended December 31, 1999

                                Table of Contents

Item                                                                                                          Page
Number                                                                                                       Number
PART I............................................................................................................2

   1.      Business...............................................................................................3

   2.      Properties............................................................................................12

   3.      Legal Proceedings.....................................................................................12

   4.      Submission of Matters to a Vote of Security Holders...................................................13

PART II..........................................................................................................13

   5.      Market for the Registrant's Common Stock and Related Stockholder Matters..............................13

   6.      Selected Financial Data...............................................................................14

   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................16

   7(A).   Quantitative and Qualitative Disclosures About Market Risk............................................23

   8.      Financial Statements and Supplementary Data...........................................................24

   9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................39

PART III.........................................................................................................39

   10.     Directors and Executive Officers of the Registrant....................................................40

   11.     Executive Compensation..................................................................................

   12.     Security Ownership of Certain Beneficial Owners and Management..........................................

   13.     Certain Relationships and Related Transactions..........................................................

PART IV..........................................................................................................40

   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................40

           SIGNATURES............................................................................................41

           INDEX OF FINANCIAL STATEMENT SCHEDULES...............................................................S-1

           INDEX OF EXHIBITS....................................................................................E-1

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

     As of December 31, 1999, the Company had sold or leased over 20,000 ITVMs under agreements with 23 different state lotteries and the District of Columbia and eight international jurisdictions, or their licensees or contractors. The Company was awarded six of the six contracts that were awarded to the industry in 1999.

     The Company continually seeks to enhance its existing product lines and develop new products. In 1998, the Company introduced its Modular Vending Platform ("MVP") to increase over-the-counter instant ticket sales and reduce ticket shrinkage. Also in 1998, the Company introduced its Advanced Communication Software, which significantly increases and enhances the flow of information between the ITVMs in the field and the lotteries.

     Taking advantage of its expertise in dispensing technology, the Company introduced a prepaid phone card dispensing machine ("PCDM") in 1995 that enables providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations without the assistance of an employee of the retailer. The dispensing process used in the Company's PCDM incorporates the same patented technology used in the Company's PTVM, and the Company believes that this dispensing technology is superior to any other PCDM dispensing technology on the market. Although PCDM revenues in 1999 represented less than 1% of total revenues, it continues to be a potential source of future sales growth.

     Interlott is a Delaware corporation. The Company completed its initial public offering of Common Stock in April 1994. The Company's Common Stock trades on the American Stock Exchange under the symbol "ILI."


Products

         The ITVM

     In 1987, Edmund F. Turek, a director of and consultant to the Company, developed the technology for what the Company believes to be the first automated ITVM. The burster dispensing technology is a key component of the Company's ITVM for scratch-off instant lottery tickets and is protected by a patent that the Company acquired from Mr. Turek's family-owned corporation. See "Patents, Trademarks and Copyrights" below.

     The Company's  ITVMs  automatically  dispense  instant lottery tickets upon payment from the user. The burster technology in the Company's ITVMs automatically separates one scratch-off instant ticket from another along the perforations between tickets to help prevent tearing of the tickets or scarring of the latex on the tickets. This technology also enables the Company's ITVMs to dispense and account for virtually any known type of scratch-off instant lottery ticket, allowing the use of a wide range of sizes, shapes, paper stocks or perforations, without the intervention of a lottery retailer or agent. This feature allows lotteries to purchase virtually any known type of scratch-off instant ticket from their instant ticket manufacturer without having to request from the manufacturer major alterations in the ticket perforations. For example, the Company's ITVM can dispense recyclable scratch-off tickets without tearing or scarring the tickets. The Company believes that lotteries will increasingly require the use of recyclable tickets in their ITVMs. This feature also is particularly beneficial to international lottery jurisdictions that may use non-standard sizes, shapes and paper stocks. In addition, the ITVM for scratch-off tickets is faster than manual sales of scratch-off tickets as the ITVM's entire dispensing process is completed in less than 1.5 seconds once the ticket selector button has been pushed.

     The Company's ITVMs for scratch-off tickets have a record of reliability. Based on an analysis of actual field service data regarding the dispensing of approximately 55 million scratch-off instant tickets by the Company's ITVMs during a 48-week period, the Company determined that the Mean Time Between Failure of these ITVMs is approximately 3.78 years and that the Mean Time to Repair is approximately 15 minutes.

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

     All models are anchored to the floor or counter. The ITVMs typically are custom designed to meet any color and other appearance specifications requested by a lottery. All models are Underwriters Laboratory ("UL((R))") listed and Federal Communications Commission ("FCC") approved, which ensures that the ITVM has passed nationally recognized safety standards and stringent requirements designed to preclude machine damage and personal injury due to non-approved components, devices, installation or application.

     Each ITVM is standardized with an information display that provides the player with easy-to-read instructions on how to use the machine and gives the lottery retailer or agent the ability to read sales reports without printing the report. The ITVM can be ordered with a "BETA BRITE((R))" multi-color LED sign mounted on the top of the ITVM which is intended to increase attention to the machine and thereby increase ticket sales. The BETA BRITE((R)) sign is programmed at the Company's manufacturing facility and can display any message the lottery may desire. The BETA BRITE((R)) also may be programmed by the retailer or agent or can be programmed from the lottery headquarters by utilizing the Company's optional modem communications system. The Company currently is utilizing the BETA BRITE((R)) on ITVMs installed in approximately 16 states.

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

     Similar to the Company's ITVM for scratch-off tickets, the Company's PCDM automatically dispenses prepaid telephone calling cards upon payment from the user. The dispensing technology in the Company's PCDM automatically pulls one prepaid telephone calling card from the bottom of the stack of cards without the jamming that is associated with other dispensing processes. The Company's dispensing technology also enables the Company's PCDM to dispense and account for virtually any known thickness of calling card without the intervention of the retailer. In addition, the PCDM is faster than manual sales of prepaid telephone calling cards as the PCDM's entire dispensing process is completed in less than three seconds once the selector button has been pushed.

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

Marketing and Sales

     ITVMs

     The Company markets its ITVMs to both domestic and international lotteries and their licensees or prime contractors. The Company attends lottery and gaming trade shows, maintains personal contact with lottery officials through its sales force and advertises in trade publications to increase its presence in the lottery industry.

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

     To further increase the likelihood of receiving ITVM orders from lotteries, the Company has offered additional and more flexible financing alternatives to the lotteries. The Company believes that many state lotteries, due to budget considerations, cannot afford the high capital costs required to purchase ITVMs. However, if the Company can provide attractive variations of its standard and percentage lease financing options for the lotteries, the lotteries can more affordably deploy ITVMs.

     The Company is expanding its marketing presence with the retail grocers associations, convenience store operators associations, retail stores at both the corporate and store levels, and other types of corporate or association member entities to familiarize these groups with the Company's ITVM. These retailers are the lotteries' distribution system for all scratch-off and pull-tab lottery tickets. While the lotteries must abide by the established procurement laws of their respective jurisdictions in selecting an ITVM manufacturer, in many lottery jurisdictions retailer advisory boards provide input to the lotteries on various issues affecting the lottery. The Company believes that retailers' opinions are a significant factor in a customer's decision regarding which manufacturer's ITVM to deploy in its instant ticket distribution system.

     On occasion, the Company participates in cooperative supply arrangements with other lottery suppliers.. These arrangements allow lotteries to reduce their operating costs and provide a more efficient means for contracting products and services. The Company's ITVMs are deployed in Georgia and West Virginia pursuant to cooperative supply arrangements between the Company and Scientific Games, Inc., which is a primary contractor for the Georgia and West Virginia Lotteries, and are deployed in New Jersey pursuant to a purchase agreement between the Company and GTECH Corporation, which is the on-line supplier to the New Jersey Lottery. The Company is responsible for installing, servicing and maintaining the ITVMs in Georgia but is not required to provide preventive maintenance or servicing for the ITVMs supplied for use in West Virginia and New Jersey.

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

     The Company is expanding its marketing presence with the retail grocers associations, convenience store operators associations, retail stores at both the corporate and store levels, and other types of corporate or association member entities to familiarize these groups with the Company's PCDM. These retailers are the distribution system for prepaid telephone calling cards. To further increase the likelihood of receiving PCDM orders from sellers of prepaid telephone calling cards, the Company is offering additional and more flexible financing alternatives.

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

     The Company offers lotteries a choice of three types of contracts: (i) Standard Lease Agreements, (ii) Sales Agreements, and (iii) Percentage Lease Agreements. ITVM lease revenues as a percentage of the Company's total revenues were 67.3%, 57.9% and 75.7% in 1997, 1998 and 1999, respectively.

     The Standard Lease Agreements provide that the lottery will pay a fixed monthly price per machine for a specific period of time. These agreements typically specify a number of years for the initial contract term with additional option periods at the election of the lottery. The lottery may award a separate service contract for the maintenance of the machines, incorporate the cost of service into the established monthly lease price or perform machine service themselves. Similar arrangements are available for replacement parts for the ITVMs.

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

     Sales Agreements typically provide that the lottery will buy a certain number of ITVMs over a specific period of time. Under the Sales Agreement, the lottery generally pays for the ITVMs when delivered and has complete ownership of the ITVMs. The lottery usually will contract with the vendor to maintain and service the ITVMs, although some lotteries provide the maintenance and service with their own service staffs. The lottery generally will enter into a parts replacement contract with the vendor for replacement parts.

     Percentage Lease Agreements provide that the lottery will pay a percentage of sales for tickets sold through our ITVMS. This amount will vary depending upon the location of the machine, the number of games available and the general trends in instant lottery sales.

     All types of ITVM contracts typically contain stringent installation, performance and maintenance requirements. Failure to perform the contract requirements may result in significant liquidated damages or contract termination. To date, the Company has not had to pay liquidated damages or had any contract terminated by any lottery.

     The Company's lottery contracts also typically require the Company to indemnify the lottery, its officers and retailers for any liabilities arising from the operation of the ITVMs or any services provided by the Company. The Company maintains liability insurance, fidelity insurance and performance and litigation bonds to protect itself and the lottery from potential liability. No such indemnification or insurance claims have ever been asserted against the Company.

     The Company's contracts generally have an initial term of one to five years with options to extend the duration of the contracts for periods between one and five years. The option extensions generally are under the same terms and conditions as the original contract. The Company's contracts with lotteries, like most other types of state contracts, typically permit a lottery to terminate the contract upon 30 days written notice for any reason. Upon termination of a lease contract, the lottery would return the leased equipment to the Company. To date, no lottery has terminated its contract with the Company.

     30 states and the District of Columbia utilize ITVMs in some manner as part of their instant ticket distribution system. The Company's ITVMs have been deployed in 23 of these states and the District of Columbia as well as eight international jurisdictions. As of December 31, 1999, the Company had sold or leased over 20,000 ITVMs and currently has 9,232 under lease with 17 states and the District of Columbia. These leases expire on various dates through 2003. In certain cases, the Company's contracts are with third parties who are the primary contractors to the lottery. See "Marketing and Sales - ITVMs" above.


     During 1999, the Company's contract with the Ohio Lottery accounted for 18% of the Company's revenues, and contracts with New York, Texas and Florida accounted for 13%,11% and 10% of the Company's revenues, respectively.

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

     Most PCDMs to date have been acquired through purchase orders rather than contracts. The Company also has several lease agreements for PCDMs. Like contracts with the lotteries, the purchase orders may contain stringent installation, performance and service requirements. As of December 31, 1999, the Company had sold 756 PCDMs and had 95 PCDMs under lease.

Manufacturing Process

     The manufacturing process consists of purchasing component parts, assembling the ITVMs and PCDMs and then testing the final products. Generally, the Company's machines use components which are built to Company specifications and are available from multiple sources. The Company has a primary vendor and secondary suppliers for most of its components and typically has been able to obtain adequate supplies of required components on a timely basis.. However, certain important components, such as components of the Company's ITVM burster, PTVM dispensing mechanism and PCDM dispensing mechanism currently are purchased from a single source. Because other suppliers exist that can duplicate these components should the Company elect or be forced to use a different supplier, the Company does not believe that a change in suppliers would result in the termination of a production contract. However, the Company could experience a delay of 30 to 60 days in production which could adversely affect the Company's ability to make timely deliveries of machines and to obtain new contracts. The single-source supplier of certain components of the Company's burster mechanism, PTVM dispensing mechanism and PCDM dispensing mechanism is Algonquin Industries, Inc. Kazmier J. Kasper, a director of the Company, is the President and owner of Algonquin Industries. See "Item 13. Certain Relationships and Related Transactions. "

     The Company assembles the components utilizing a core group of manufacturing employees and, on an as-needed basis, contracting with employment agencies for appropriately trained manufacturing labor. The use of temporary, contract manufacturing labor gives the Company the flexibility to meet the production schedules required by large orders.

     The Company's manufacturing has the capacity to produce approximately 300 machines per week.

Research And New Product Development

     The Company has developed many of the technological advancements used in the ITVM industry. The Company was the first to obtain UL((R)) listing and FCC approval. The Company also was the first to (i) manufacture and deliver ITVMs under a lease contract agreement, (ii) offer a "random play" push button selector option through which the ITVM rather than the player randomly selects the game to be played and (iii) receive patent protection for the technology used in its ITVM burster dispensing mechanism.

     The Company currently employs several engineers and technicians for research and development. To reduce costs, the Company subcontracts the majority of its research and development projects to independent contractors. The Company's copyrighted software is upgraded continually to meet the different demands of the various lotteries. In many instances, after an ITVM feature has been developed for a specific lottery, it is incorporated into the product line as a standard feature of the machine.

     The Company's ITVMs may be purchased with optional modem communication software which allows lotteries to gather sales data from each ITVM on an hourly, daily, weekly or monthly basis, depending on the needs of the customer. This data includes the daily or weekly sales totals and breakdown of these totals by game, including the total tickets sold. The Company has developed software that enables a modem equipped ITVM to communicate to the host system automatically if the ITVM malfunctions, thus greatly enhancing the Company's ability to provide prompt service, or if a ticket bin is empty, which allows the lottery to call the retailer or agent and inform them of the situation. Additionally, by utilizing this system with the optional BETA BRITE((R)) message display, the lottery can change the message display on any or all of its ITVMs.

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

     Research and development expenditures were $545,039, $618,819 and $581,885 for 1997, 1998 and 1999, respectively.

Customer Service and Product Repair

     Typically, the Company or its subcontractors install and service the machines purchased or leased by the Company's customers. The Company maintains a toll-free telephone line for service calls. If the service dispatcher cannot resolve the problem over the telephone, he or she will immediately dispatch one of the Company's service technicians to the machine's location. The modular design and manufacturing standards of the Company's machines enable the Company to conduct any necessary repairs and maintenance quickly and efficiently. The Company estimates that the mean time for all repairs is less than 15 minutes after the service technician arrives at the machine's location.

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

Patents, Trademarks and Copyrights

     The Company currently has five U.S. patents and one pending patent application relating to its ITVMs and has filed a disclosure document with the United States Patent and Trademark Office ("PTO).

     The Company owns by assignment U.S. Patent No. 4,982,337 entitled "System for Distributing Lottery Tickets." The assignment is recorded at the PTO. This patent is for the Company's burster technology, which is the key component of the Company's ITVM. The patent expires December 31, 2007. Improvements to the burster technology developed by the Company are the subject of U.S. Patent No. 5,836,498. The improved burster provides for an increased range of operation for reliable and effective separation of the adjacent tickets along the lines of weakness. Additionally, foreign patent applications are pending on these improvements.

     The Company has developed a new system designed specifically for retail vending of lottery tickets and other items at the point of sale. The system utilizes the Company's burster technology and includes other modular and distributed components that can be adapted for use at the point of sale. The Company has a pending U.S. patent application on this technology as well as corresponding foreign pending patent applications.

     The Company owns U.S. Patent No. 5,330,185 for the "Method and Apparatus for Random Play of Lottery Games," which expires March 30, 2013; U.S. Patent No. 5,472 for a "Multi-Point High Security Locking Mechanism for Lottery Machines," which expires July 18, 2014; and U.S. Design Patent No. 376,621 for the Company's double-game countertop ITVM, which expires December 17, 2010. The Company believes that each of these patents is important but not essential to the Company's business.

     The Company has an Information Disclosure Document on file with the PTO for the purpose of identifying technology relating to its "Software Release Control and Data Security for ITVMs." The technology allows secure remote transmissions of software updates and operations data between the ITVM and the Company or the respective lottery. The invention also includes a key management system to control the keys used to encrypt data sent to and decrypt the data received at the ITVM.

     The Company is the exclusive licensee of the dispensing technology used in its PTVMs and PCDMs pursuant to an agreement with Algonquin Industries. Algonquin Industries has been granted six U.S. Patents, and one is pending for the licensed technology. Under the terms of the license agreement, the Company is the sole entity entitled to use this technology on its ITVMs. See "Item 13. Certain Relationships and Related Transactions."

     The Company has obtained federal registration in the United States of the following trademarks: INTERLOTT, INTERLOTT and design, and INSTANT SUCCESS. The Company does not deem the trademarks to be critical to the future of its business.

     The Company requires all of its employees and subcontractors to execute confidentiality and proprietary rights agreements, which prohibit disclosure of the trade secrets of the Company and provides that all inventions or discoveries during the term of their employment or contract for service will be assigned to the Company.

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

     Additional domestic and international manufacturers, some of which have substantially greater resources and experience than the Company, may elect to enter the ITVM and PCDM markets. The instant ticket market also faces competition from other types of lottery and gaming products, including particularly on-line lottery products. The long distance telephone market similarly may face competition from other types of communications products, including facsimile, e-mail and other on-line products.

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

     On January 10, 2000, the Company's main competitor, On-Point Technology Systems, Inc., entered into an agreement to be acquired by GTECH Holdings Corporation, a major supplier of on-line lottery terminals to many of the same lotteries served by the Company. Shortly after the merger announcement, On-Point filed an 8-K report with the Securities and Exchange Commission announcing that its previously issued financial statements for 1997, 1998 and 1999 were being restated and should no longer be relied upon. By press release dated February 29, 2000, On-Point disclosed that GTECH had informed it that "in light of the restatement, no assurance can be given that the merger will be consumated, if at all, on the terms set forth in the definitive merger agreement."


Government Regulation

     ITVMs

     Lotteries are not permitted in the various states and jurisdictions of the United States unless expressly authorized by legislation. Similarly, the commencement of ITVM sales and leasing in a jurisdiction requires authorizing legislation and implementing regulations.

     Currently, 37 states and the District of Columbia have enacted legislation to allow for the operation of a lottery, and 31 of these jurisdictions utilize ITVMs in some manner as part of their instant ticket distribution process. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority, dictate the price structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel. Although the Company currently believes that it is unlikely that states which have enacted legislation that expressly authorize the use of ITVMs will adopt legislation in the foreseeable future that prohibits the use of ITVMs, there can be no assurance that this will not occur.

     To ensure the integrity of the lottery, state laws provide for extensive background investigations of each of the lottery's vendors and their affiliates, subcontractors, officers, directors, employees and principal stockholders. These regulations generally require detailed continuing disclosure. If the lottery deems a person unsuitable, the lottery may require the termination of the person's relationship with the Company. The failure of a person associated with the Company to obtain or retain approval in any jurisdiction could have a material adverse effect on the Company. Generally, regulatory authorities have broad discretion when granting such approvals. The Company has never been disqualified from a lottery contract as a result of a failure to obtain any such approvals.

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

     The Company may retain governmental affairs representatives in various jurisdictions of the United States to monitor legislation, advise the Company on contract proposals, and assist with other issues that may affect the Company. The Company believes it has complied with all applicable state regulatory provisions relating to disclosure of its activities and those of its advisors.

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

Backlog

     The Company's backlog of ITVMs committed for production as of December 31, 1999 was approximately $24,365,000, which was equal to the total base lease payments or sales value for ITVMs that were committed for production but had not been shipped to various lotteries as of December 31, 1999. At December 31, 1998, the comparable backlog was approximately $5,640,000. Approximately 69% of the backlog at December 31, 1999 related to a contract awarded by a state lottery earlier in the month. It is anticipated that substantially all of the Company's backlog at December 31, 1999 will be shipped on or before December 31, 2000. The Company had no backlog of PCDMs committed for production at December 31, 1999 or 1998.

     The Company has entered into various lease or sales agreements that permit the lotteries, at their sole option, to lease or purchase additional ITVMs as of December 31, 1999. However, the Company does not include these additional ITVMs in backlog ITVMs that may be sold or leased under existing contracts unless the Company has received a firm order for the ITVMs. Due to the relatively large size of individual orders, the small number of customers and the long sales cycle of the lottery industry, management considers backlog to be an indicator of current activity and not necessarily predictive of future orders.

Employees

     The Company utilizes a work force of full-time employees supported from time to time by temporary or contract manufacturing and engineering personnel. As of December 31, 1999, the Company had 190 full-time employees, of which 71 were manufacturing employees, eight were engineering employees, 93 were service employees, eight were clerical and administrative employees and 10 were executives or senior managers. Two of the executives and senior managers were devoted to sales and eight were devoted to management and administration. No Company employees are represented by any union, and the Company believes that its relations with its employees are good.


ITEM 2.           PROPERTIES

     The Company's manufacturing, distribution and executive offices are in the process of relocating to approximately 52,500 square feet of newly leased space in Mason, Ohio. This facility houses the Company's executive, administrative, sales, engineering production and service personnel and is comprised of 15,000 square feet of office space and 37,500 square feet of manufacturing and storage space. The Company believes that this facility is suitable for and adequate to support its operations for the foreseeable future. The lease for this facility expires on March 31, 2005.


ITEM 3.           LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation in the ordinary course of its business. The Company does not believe that there is any currently pending or threatened litigation against the Company that, individually or in the aggregate, is likely to have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the American Stock Exchange under the symbol "ILI" since the Company's initial public offering. The following tables show the high and low closing sale prices per share for the common stock as reported by the American Stock Exchange for the periods indicated:

1998:                                              High                Low
                                                  -----               -----
         First Quarter                            $9.75               $7.75
         Second Quarter                           14.00                9.63
         Third Quarter                            10.75                7.88
         Fourth Quarter                            8.13                6.50

1999:
         First Quarter                             7.00                6.00
         Second Quarter                            6.25                5.63
         Third Quarter                             6.38                5.50
         Fourth Quarter                            5.75                4.00


     At March 17, 2000 there were approximately 63 stockholders of record and an unknown number of beneficial owners holding stock in nominee or "street" name. The Company has paid no cash dividends on its common stock and currently intends to retain all future earnings for use in the development of its business.

ITEM 6.           SELECTED FINANCIAL DATA

     The following table presents selected financial data derived from the Company's audited financial statements for each year in the five-year period ended December 31, 1999 and should be read in conjunction with the Company's Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below.


                                                     SELECTED FINANCIAL DATA

                                                            Year Ended
 ---------------------------------------------------------------------------------------------------------------------------------
                                                Dec. 31            Dec. 31            Dec. 31            Dec. 31          Dec. 31
                                                  1995                1996               1997               1998             1999
 ---------------------------------------------------------------------------------------------------------------------------------
 Revenues
   Machine sales                             $  9,746,339        $ 5,596,698        $ 4,567,441        $ 8,229,950    $ 3,311,874
   Machine leases                               9,132,132         11,766,623         12,874,450         14,165,379     16,901,911
   Other                                          435,137          1,235,368          1,669,160          2,078,644      2,120,245
 Net revenues                                  19,313,608         18,598,689         19,111,051         24,473,973     22,334,030
 Net income                                     1,987,219          1,320,597          1,451,654          1,622,313      2,070,298
 Net income per share                                0.62               0.41               0.45               0.51           0.65
 Depreciation and amortization                  2,982,547          3,902,387          4,143,408          4,585,325      5,547,909
 Leased ITVM's, less
 accumulated depreciation                      10,779,929         10,940,398         14,740,462         17,105,891     21,549,400
 Total assets                                  20,483,686         20,992,733         24,612,884         28,774,249     36,203,867
 Total debt                                     9,040,784          7,715,140          9,458,004         11,645,374     16,291,727
 ---------------------------------------------------------------------------------------------------------------------------------
 Redeemable preferred stock                     1,335,000          1,335,000          1,335,000          1,335,000      1,335,000
 ---------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The table below presents selected financial information derived from the Company's statements of income expressed as a percentage of revenues for the years indicated

                                                Year Ended
                                      Dec. 31     Dec. 31      Dec. 31
                                       1997         1998        1999
Revenues
Machine sales                           24.0%        33.6%       14.8%
Machine leases                          67.3         57.9        75.7
Other                                    8.7          8.5         9.5
 Total revenues                        100.0        100.0       100.0
Cost of revenues
 excluding depreciation                 41.7         48.4        39.0
Depreciation                            20.6         17.5        23.9
Gross margin                            37.7         34.1        37.1
Selling, general and
 administrative expenses                18.3         16.5        18.8
Research and
 development costs                       2.9          2.5         2.6
Operating income                        16.5         15.1        15.7
Interest expenses                        3.7          4.0         4.9
Income before income
 taxes                                  12.8         11.1        14.7
Income taxes                             5.2          4.5         5.4
Net income                               7.6%         6.6%        9.3%



SUMMARY OF QUARTERLY DATA

Quarterly financial data for the years ended December 31, 1998 and 1999 shown here in thousands, except for per share data.

1998                                   First       Second       Third       Fourth
Net sales                             $5,884        7,323       5,714        5,554
Gross profit                           1,718        2,492       1,874        2,270
Net earnings                             291          630         225          476
Basic earnings per share                0.09         0.19        0.07         0.15
Diluted earnings per share              0.09         0.19        0.07         0.15

1999                                   First       Second       Third       Fourth

Net sales                             $4,960        5,138       4,995        7,240
Gross profit                           1,761        1,687       1,525        3,314
Net earnings                             654           76         182        1,158
Basic earnings per share                0.20         0.02        0.06         0.36
Diluted earnings per share              0.20         0.02        0.06         0.36

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's revenue base consists of (1) payments from instant ticket vending machine "ITVM" and phone card dispensing machine "PCDM" Leases (2) sales of ITVMs and PCDMs, (3) and to a lesser extent, sales of parts for ITVMs and PCDMs and service agreements. The Company emphasizes leasing rather than selling ITVMs to lotteries when possible. Leases provide the Company with a consistent revenue stream, opportunities to generate income on financing, and the potential to deploy a greater number of ITVMs within a lottery's budget due to the lower initial cash outlay required by the lottery. Leasing ITVMs also gives the lotteries the flexibility to enhance their ITVMs in the future with new technology from the Company. On the other hand, leasing ITVMs requires the Company to invest capital or otherwise finance the manufacture of ITVMs, whereas sales of ITVMs result in the receipt of payment in full upon delivery of the ITVMs. When the Company sells ITVMs, the Company generally is able to manufacture and deliver the ITVMs and receive full payment for them before it must pay for the materials used to manufacture the ITVMs. Nevertheless, the Company believes that the advantages of leasing ITVMs, as described above, justify the initial capital investment or financing costs required to manufacture ITVMs for lease.

     For similar reasons, the Company emphasizes leasing rather than selling PCDMs to providers of prepaid telephone cards. As with ITVMs, the Company believes that the benefits to the Company of leasing PCDMs warrant the initial capital investment required to manufacture PCDMs. However, the great majority of the PCDMs deployed to date have been sold rather than leased.

     The Company historically has experienced fluctuations in its financial results due to its dependence upon a small number of major customers, the unpredictable nature, timing and results of the lotteries' contract bid and award process. The Company's revenues and capital expenditures can vary significantly from period to period because the Company's sales cycle may be relatively long and because the amount and timing of revenues and capital expenditures depend on factors such as the amount and timing of awarded contracts and changes in customer budgets and demands. Operating results may be affected by the lead-time sometimes required for business opportunities to result in signed lease or sales agreements, working capital requirements associated with manufacturing ITVMs pursuant to new orders, increased competition and the extended time that may elapse between the award of a contract and the receipt of revenues from the sale or lease of ITVMs.

1998 as Compared to 1999

     Total revenues decreased by $2,139,943 from $24,473,973 to $22,334,030 in 1999, or 9%, due primarily to a $4,918,076 decrease in machine sales and a $2,736,532 increase in lease revenues accompanied by a $41,601 increase in other revenues. Revenues from leases increased by 19% from $14,165,379 in 1998 to $16,901,911 in 1999, resulting from a new lease in one state, the continuation of leases in seven states and the renewal of eight leases in other states that had reached the conclusion of their original terms. Revenues from sales decreased by 60% from $8,229,950 in 1998 to $3,311,874 in 1999, as a result of a decrease in ITVMs and PCDMs sold in 1999 over 1998. The total number of ITVMs and PCDMs under lease increased in 1999 as a result of deployment of new units, partially offset by the retirement of older units. Lease revenues were 58% and 76% of total revenues for 1998 and 1999, respectively. Revenues from sales of ITVMs and PCDMs were 34% and 15% of total revenues in 1998 and 1999, respectively. The increase in lease revenues and decrease in sales revenues reflects the cumulative effect of continuing revenues from machines under lease which were deployed prior to 1999 and the incremental revenue of new machines leased or deployed in 1999. Other revenues increased by 10% from $2,078,644 in 1998 to $2,120,245 in 1999, as machines deployed prior to 1999 generated service revenue for the entire year.

     Cost of revenues for machine sales and other decreased 75% from $5,809,057 in 1998 to $1,466,153 in 1999. This decrease reflects the 79% decrease in the number of machines sold in 1999. Cost of revenues for leased ITVMs and PCDMs, excluding depreciation, increased 20% from $6,020,437 in 1998 to $7,243,770 in 1999. The increase in cost of lease revenues was the result of higher personnel and subcontractor costs related to the larger number of machines deployed during 1999.

         Depreciation of ITVMs and PCDMs increased by 24% from $4,290,128 in 1998 to $5,337,018 in 1999. The increase was greater than the related 16% increase in number of leased ITVMs and PCDMs, as newer units have more capacity and cost more.

         Selling, general and administrative expenses increased 4% from $4,048,751 in 1998 to $4,202,825 in 1999. Selling, general and administrative expenses, as a percentage of revenues, increased slightly from 17% in 1998 to 19% in 1999, in part because revenues in 1999 were lower.

         Research and development costs decreased by 6% from $618,819 in 1998 to $581,885 in 1999. The Company maintains its philosophy of using contractors as the primary source of research and development efforts, allowing the Company to focus its expenditures on the technical expertise necessary to accomplish the specific project.

         Operating income decreased by 5% from $3,686,781 in 1998 to $3,502,379 in 1999. This decrease resulted primarily from the decrease in the number of machines sold in 1999 as compared to 1998. As a percentage of revenues, operating income increased from 15% in 1998 to 16% in 1999.

         Interest expense increased by 14% from $967,768 in 1998 to $1,102,478 in 1999. The increase reflects the cost of additional borrowings to finance leased equipment built and deployed in 1999, and higher interest rates.

         Other income in 1999 of $598,832 consists of a one time non-recurring credit of $625,000 from settlement of litigation with a competitor offset by $26,168 in other non-related expenses.

         Income before income taxes and extraordinary item increased 10% from $2,719,013 in 1998 to $2,998,733 in 1999.

         Income taxes increased by 1% from $1,096,700 in 1998 to $1,106,594 in 1999 as a result of the increase in income before taxes.

         As a result of the above factors, the Company's net income before extraordinary items increased by 17% from $1,622,313 in 1998 to $1,892,139 in 1999.

         The extraordinary item of $178,159, net of tax, relates to a gain on the involuntary conversion of assets lost in a tornado which were covered by insurance at replacement cost.


1997 as Compared to 1998

         Total revenues  increased by $5,362,922 from $19,111,051 to $24,473,973 in 1998, or 28%, due primarily to a $3,662,509 increase in machine sales and a $1,290,929 increase in lease revenues accompanied by a $409,484 increase in other revenues. Revenues from leases increased by 10% from $12,874,450 in 1997 to $14,165,379 in 1998, resulting from the continuation of leases in nine states and the renewal of seven leases in other states that had reached the conclusion of their original terms. Other revenues increased by 25% from $1,669,160 in 1997 to $2,078,644 in 1998, as machines deployed prior to 1998 generated service revenue for the entire year and service for ITVMs in one state was taken over from a sub-contractor. Revenues from sales increased by 80% from $4,567,441 in 1997 to $8,229,950 in 1998, as a result of an increase in ITVMs and PCDMs sold in 1998 over 1997. The units sold in 1998 included a greater number of higher priced machines than 1997. The total number of ITVMs and PCDMs under lease increased in 1998 as a result of deployment of new units, partially offset by the retirement of older units. Lease revenues were 67% and 58% of total revenues for 1997 and 1998, respectively. Revenues from sales of ITVMs and PCDMs were 24% and 34% of total revenues in 1997 and 1998, respectively. The increase in lease revenues reflects the cumulative effect of continuing revenues from machines under lease which were deployed prior to 1998 and the incremental revenue of new machines leased or deployed in 1998.

         Cost of revenues for machine sales and other increased 33% from $4,378,669 in 1997 to $5,809,057 in 1998. This increase reflects the 47%
increase in number of machines sold, offset by lower costs of the units sold in 1998. Cost of revenues for leased ITVMs and PCDMs, excluding depreciation, increased 67% from $3,584,017 in 1997 to $6,020,437 in 1998. The increase in cost of leased revenues was the result of higher personnel and subcontractor costs related to the larger number of machines deployed during 1998.

         Depreciation of ITVMs and PCDMs increased by 9% from $3,924,244 in 1997 to $4,290,128 in 1998. The increase was lower than the related increase in number of ITVMs and PCDMs, as certain units had been fully depreciated by the end of 1997.

         Selling, general and administrative expenses increased 16% from $3,492,020 in 1997 to $4,048,751 in 1998. As a percentage of revenues, selling, general and administrative expenses decreased slightly from 18% in 1997 to 17% in 1998.

         Research and development costs increased by 14% from $545,039 in 1997 to $618,819 in 1998. This increase results from continuing development and refinement of existing products to meet the variety of the needs of the customers for our dispensing technologies. The Company maintains its philosophy of using contractors as the primary source of research and development efforts, allowing the Company to focus its expenditures on the technical expertise necessary to accomplish the specific project.

         Operating income increased by 16% from $3,187,062 in 1997 to $3,686,781 in 1998. This increase resulted from the continuing benefit of revenues derived from machines deployed in prior periods, including machines which had been fully depreciated, combined with ongoing machine sales and leases.

         Interest expense increased by 30% from $747,008 in 1997 to $967,795 in 1998. The increase reflects the cost of additional borrowings to finance leased equipment built and deployed in 1998, partially offset by lower interest rates resulting from utilization of the LIBOR option in our loan agreement.

         Income taxes increased by 11% from $988,400 in 1997 to $1,096,673 in 1998 as a result of an increase in income before taxes of 11%.

         As a result of the above factors, the Company's net income increased by 12% from $1,451,654 in 1997 to $1,622,313 in 1998.


Liquidity and Capital Resources

     Net cash provided by operating activities increased 1% from $7,435,079 in 1998 to $7,519,552 in 1999. Net cash used in investing activities increased 24% from $9,735,516 in 1998 to $12,063,408 in 1999. Net cash provided by financing activities increased by 112% from $2,187,370 in 1998 to $4,646,353 in 1999.

     The Company's liquidity and capital resources continue to be impacted by its decision to use leasing as a means to market its ITVMs and PCDMs. Leasing generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales. As of December 31, 1999, the Company had a total of 9,356 ITVMs and PCDMs under operating and sales type leases.

         At December 31, 1998 and 1999, the Company had working capital deficits of $7,466,831 and $9,440,256 respectively. These deficits reflect the classification of the Company's revolving credit facility as a current debt due to the revolver clause of the facility.

         At December 31, 1999, the Company was indebted to Mercantile Business Credit, Inc. (MBC) in the aggregate principal amount of $16,005,029 pursuant to a revolving credit agreement entered into as of October 29, 1997. The facility permits the Company to borrow through October 2000, with two one-year extensions to October 2002, up to $25,000,000 at the prime interest rate or the respective LIBOR rate plus two percent. Borrowings under this facility are collateralized by all of the assets of the Company and assignment of proceeds from lease agreements. At December 31, 1999, the Company had $8,994,971 available under this agreement.

         At December 31, 1999, the Company also was indebted to two stockholders
in  the  aggregate   principal  amount  of  $286,698  incurred  to  finance  the manufacture of ITVMs. See Note 6 of Notes to Financial Statements.

         The Company's capital expenditures totaled $9,735,516 and $12,063,408 for 1998 and 1999, respectively. These amounts include $9,611,623 and $11,985,736 for the manufacture of machines leased during the respective periods. Other expenditures represent machinery and equipment costs for expanded office capacity.

         The  Company  had  no  material   commitments  for  additional  capital
expenditures as of December 31, 1999 other than for the manufacture of ITVMs and PCDMs for future lease.

         At December 31, 1999, the Company had estimated tax net operating loss carryforwards of approximately $859,400, which are available to offset future federal taxable income, if any, through 2009. The use of these carryforwards is subject to certain annual limitations due to ownership changes in 1992.


Special Note Regarding Forward-looking Statements

     The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions used in this report are intended to identify forward-looking statements, although this report also contains other forward-looking statements. Any forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, continued
acceptance of the Company's products and services in the marketplace, competitive factors, new products and technological changes, dependence upon third party vendors, a limited number of customers, political and other uncertainties related to customer purchases and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission.


The following risk factors apply to Interlott and its business:

         We may experience fluctuations in our financial results and, as a result, our stock price.

         In the past, we have experienced significant fluctuations in our financial results. Our revenues, capital expenditures and operating results can vary significantly due to:

     o    our dependence on a small number of major customers;
     o    relatively long sales cycles;
     o the unpredictable timing and amount of contracts awarded by state lotteries and telephone companies;
     o the extended time between the award of a contract and the receipt of revenues from the sale or lease of ITVMs and PCDMs;
     o    changes in customer budgets; and
     o working capital required to manufacture ITVMs and PCDMs pursuant to new orders.

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

         Our ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITVMs and PCDMs, the distribution of ITVMs and PCDMs in additional states and international jurisdictions, the approval of lotteries in remaining states and international jurisdictions and increased future orders of ITVMs and PCDMs. As of December 31, 1999, 30 states, the District of Columbia and eight international jurisdictions used ITVMs as part of their instant ticket distribution system. We leased or sold ITVMs in 23 of those states, the District of Columbia and in eight international jurisdictions. Similarly, the use of PCDMs to distribute prepaid telephone calling cards has grown significantly in the last few years. We have marketed PCDMs since 1995, and as of December 31, 1999, we had sold or leased 851 PCDMs. However, the popularity of instant lottery games and prepaid telephone calling cards and the demand for ITVMs and PCDMs may not continue and, as a result, we may not be able to successfully market and sell our products. Although the total dollar amount of instant ticket sales continues to increase, the rate of increase has declined from 23.7% to .4% for the lottery industry's fiscal year ended June 30, 1992 through June 30, 1999. It is important but not critical that we develop relationships with additional lotteries and telephone companies and that additional states authorize instant lotteries.

         We depend on large contracts from a limited number of ITVM customers.

         We have traditionally derived a significant portion of our revenues from a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. In particular, during 1999, a contract with the Ohio Lottery accounted for 18% of our total revenues and 24% of our lease revenue. Additionally, a contract with the New York Lottery accounted for 38% of our machine sales revenues and 13% of our total revenue in 1999, This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders. Further, none of our large customers has any obligation to lease or purchase additional machines from us. A loss of any of these large contracts could have a material adverse effect on our business, financial condition and results of operations.

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

         The instant ticket market, the ITVM market, the prepaid telephone calling card market and the PCDM market are characterized by rapidly changing technology and evolving industry practices. Competitors may introduce other types of lottery, gaming and prepaid telephone calling card products. To be successful, we must:

     o    use leading technologies effectively;
     o    continue developing our technical expertise;
     o    enhance our existing products and services; and
     o    develop new products and services.

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

         Our contracts with lotteries, like most other types of state contracts, typically permit a lottery to terminate the contract upon 30 days written notice for any reason. We may not be able to re-lease or sell any ITVMs that are returned to us by a lottery following the cancellation or expiration of a lease. These lottery contracts also impose demanding installation, performance and maintenance requirements. Our failure to perform the contract requirements could result in significant liquidated damages or contract termination. Our lottery contracts typically require us to indemnify the lottery, its officers and retailers for any liabilities arising from the operation of the ITVMs or any services that we provide. These provisions present an ongoing risk of significant damage assessments or contract terminations, which could have a material adverse effect on our business, financial condition and results of operation.

     A single stockholder controls a majority of our stock and can exert significant influence over our corporate matters.

     As of December 31, 1999, Mr. L. Roger Wells, Jr. beneficially owned 53.3% of the outstanding common stock. As a result, Mr. Wells can control the election of directors and the outcome of certain corporate actions requiring stockholder approval. This concentration of ownership in a single stockholder also can delay or prevent a change of control.

     Our ITVM lease contracts may result in losses.

     Our ITVM lease revenues as a percentage of our total revenues were 67.3% in 1997, 57.9% in 1998 and 75.7% in 1999. Our standard lease agreements provide for fixed lease payments during the term of the agreement and some permit the lottery to order additional ITVMs at any time during the lease term. If one of these lotteries were to order a large number of ITVMs near the end of the lease term, we would incur significant manufacturing costs but might receive lease payments for only a relatively short period of time through the remainder of the lease term. Additionally, we are unable to pass along to the lottery any increases in manufacturing and service costs during the term of the lease agreement. Our standard lease agreements provide for a short initial term, such as one year, with an option for the lottery to extend the lease term for additional one-year periods. If the lottery does not extend the initial lease term, we might incur a loss on the manufacture of the ITVMs if we are unable to re-lease or sell the ITVM.

     The ITVM and PCDM markets are very competitive.

     The ITVM and PCDM markets are markets that have grown rapidly in recent years. We may not be able to compete successfully against current or future competitors, some of whom may have greater resources and experience than us. The instant ticket market also may face competition from other types of lottery and gaming products, particularly on-line lottery products. The long distance telephone market similarly may face competition from other types of communications products, including facsimile, e-mail and other on-line products. If the ability to provide ITVMs and PCDMs internationally becomes a competitive advantage in the instant ticket lottery and prepaid calling card industries, we will have to expand our presence internationally or risk a disadvantage relative to our competitors. Increased competition could cause us to increase our selling and marketing expenses and research and development costs. We may not be able to offset the effects of any such increased costs through an increase in the number of lottery contracts and higher revenue from sales and leases of ITVMs and PCDMs, and we may not have the resources to compete successfully. These developments could have a material adverse effect on our business, financial condition and results of operation.

     Because we depend upon single or limited source suppliers, we could temporarily lose our supply of some critical parts or experience significant price increases.

     We currently purchase certain important parts, such as components of our ITVM burster, PTVM dispensing mechanism and PCDM dispensing mechanism, from a single source. The purchase of these components from outside suppliers on a sole source basis subjects us to certain risks, including the continued availability of suppliers, price increases and potential quality assurance problems. Because other suppliers exist that can duplicate these components should we elect or be forced to use a different supplier, we do not believe that a change in suppliers would result in the termination of a production contract. However, we could experience a delay of 30 to 60 days in the production of ITVMs and PCDMs should we elect or be forced to use other suppliers. Any delay of 30 to 60 days could have a material adverse effect on our business, financial condition and results of operation.

     We may not be able to retain our key executives and engineering and marketing personnel.

     As a small company with only 190 employees, our success depends in large part on the continued service of our key management, sales, product development and operational personnel, including Mr. L. Rogers Wells, Jr., our Chairman, and David F. Nichols, our President and Chief Executive Officer. We do not currently have employment agreements with any of our employees. Our success also depends on our ability to attract and retain additional personnel with a variety of skills, especially engineering and marketing expertise. Our inability to hire and retain qualified personnel would likely have a material adverse effect on our current business, any new product development efforts and future business prospects.

         The success of our international operations is subject to many uncertainties.

         In each of 1998 and 1999, our sales and leases of ITVMs and PCDMs outside the United States represented an immaterial percentage of our total revenues. However, we are increasing our marketing activities in international jurisdictions, including expansion into several countries. Our ability to expand our business into international markets may be adversely affected by the following:

     o    customizing our products for use in international countries;
     o    longer accounts receivable payment cycles;
     o    difficulties in managing international operations;
     o availability of trained personnel to install and implement our systems;
     o    exchange rate fluctuations;
     o    political instability;
     o    tariffs and other trade barriers;
     o    potentially adverse tax obligations;
     o    restrictions on the repatriation of earnings;
     o the burdens of complying with a wide variety of international laws and regulations; and
     o the risk that our intellectual property rights will not be protected to as great an extent as in the United States.

         These factors could have a material adverse effect on our international revenues and earnings and our overall financial performance.


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

     The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. This is particularly true due to our relatively small number of stockholders and the resulting low trading volume of our common stock in the public market. All outstanding shares of our common stock either are freely tradeable without restriction or may be sold in accordance with the volume limitations of Rule 144 of the Securities Act of 1933. These factors also could make it more difficult for us to raise funds through future offerings. Our principal stockholder, Mr. L. Rogers Wells, Jr., owns a majority of our common stock.


         Our forward looking statements may be incorrect.

         Some of the statements in this report are forward looking statements about what may happen in the future. They include statements regarding our current beliefs, plans, expectations and assumptions about matters such as our expected financial position and operating results, our business strategy and our financing plans. These statements can sometimes be identified by our use of forward looking words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," "should" and similar expressions. Our forward looking statements are subject to numerous risks, uncertainties and assumptions, many of which are beyond our control. These risks, uncertainties and assumptions include the risk factors discussed above. We cannot guarantee that our forward looking statements will turn out to be correct or that our beliefs, plans, expectations and assumptions will not change. Our actual results could be very different from and worse than our expectations as expressed in our forward looking statements.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report




The Board of Directors and Shareholders
Interlott Technologies, Inc.:


We have audited the accompanying balance sheet of Interlott Technologies, Inc. as of December 31, 1999, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlott Technologies, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Cincinnati, Ohio
February 7, 2000



                          Independent Auditors' Report


The Board of Directors and Stockholers
Interlott Technologies, Inc.:

We have audited the balance sheet of Interlott Technologies, Inc. as of December 31, 1998, and the related statements of income, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the resposibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlott Technologies, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KMPG LLP


Cincinnati, Ohio
February 26, 1999

                          INTERLOTT TECHNOLOGIES, INC.

                                 Balance Sheets

                           December 31, 1998 and 1999

                                                                                          1998                1999
                                                                                    -----------------    ----------------
Assets
Current assets:
    Cash                                                                                 $    30,004             132,501
    Accounts receivable, less allowance for doubtful accounts
      of $153,501 in 1998 and $158,793 in 1999                                             2,816,589           3,305,486
    Investment in sales type leases, current portion                                         888,627           1,251,144
    Inventories                                                                            3,129,959           5,214,106
    Prepaid expenses                                                                          82,105             267,838
-------------------------------------------------------------------------------------------------------------------------
             Total current assets                                                          6,947,284          10,171,075
-------------------------------------------------------------------------------------------------------------------------
Property and equipment:
    Leased machines                                                                       29,484,623          35,244,923
    Machinery and equipment                                                                  631,111             610,968
    Building and leasehold improvements                                                      271,433             202,441
    Furniture and fixtures                                                                   130,950              60,237
-------------------------------------------------------------------------------------------------------------------------
                                                                                          30,518,117          36,118,569
    Less accumulated depreciation and amortization                                       (12,970,895)        (14,301,656)
-------------------------------------------------------------------------------------------------------------------------
             Net property and equipment                                                   17,547,222          21,816,913
-------------------------------------------------------------------------------------------------------------------------
Investment in sales type leases, less current portion                                      3,766,408           3,775,876
Product development rights, net of accumulated amortization of
    $586,665 in 1998 and $659,997 in 1999                                                    513,335             440,003
-------------------------------------------------------------------------------------------------------------------------
                                                                                         $28,774,249          36,203,867
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                            Balance Sheets, Continued

                           December 31, 1998 and 1999


                                                                                  1998               1999
                                                                             ---------------    ---------------
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to financial institutions                                     $11,166,374         16,005,029
    Current portion of notes payable - related parties                              192,302            286,698
    Accounts payable                                                              1,479,831          1,781,884
    Accounts payable - related parties                                              215,734            179,469
    Accrued expenses                                                              1,111,416          1,358,253
    Income taxes payable                                                            248,458                -
---------------------------------------------------------------------------------------------------------------
             Total current liabilities                                           14,414,115         19,611,333
---------------------------------------------------------------------------------------------------------------
Notes payable - related parties, excluding current portion                          286,698                -
Deferred income taxes                                                               121,900            570,700
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                   14,822,713         20,182,033
---------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
---------------------------------------------------------------------------------------------------------------
Series  A  redeemable  preferred  stock,  $.01  par  value;   20,000,000  shares
    authorized, 1,335,000 shares issued and
    outstanding                                                                   1,335,000          1,335,000
---------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized,
       3,210,000 shares issued and outstanding in 1998 and 1999                      32,100             32,100
    Additional paid-in capital                                                   10,376,017         10,376,017
    Retained earnings                                                             2,208,419          4,278,717
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                          12,616,536         14,686,834
                                                                                 ----------         ----------
                                                                                $28,774,249         36,203,867
---------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                              Statements of Income

                  Years Ended December 31, 1997, 1998 and 1999



                                                                         1997               1998               1999
                                                                    ---------------    ---------------    ---------------
Revenues:
    Machine sales                                                      $ 4,567,441          8,229,950          3,311,874
    Machine leases                                                      12,874,450         14,165,379         16,901,911
    Other                                                                1,669,160          2,078,644          2,120,245
-------------------------------------------------------------------------------------------------------------------------
                                                                        19,111,051         24,473,973         22,334,030
-------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
    Machine sales and other                                              4,378,669          5,809,057          1,466,153
    Machine leases                                                       7,508,261         10,310,565         12,580,788
-------------------------------------------------------------------------------------------------------------------------
                                                                        11,886,930         16,119,622         14,046,941
-------------------------------------------------------------------------------------------------------------------------
             Gross margin                                                7,224,121          8,354,351          8,287,089
-------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Selling, general and administrative expenses                         3,492,020          4,048,751          4,202,825
    Research and development costs                                         545,039            618,819            581,885
-------------------------------------------------------------------------------------------------------------------------
                                                                         4,037,059          4,667,570          4,784,710
-------------------------------------------------------------------------------------------------------------------------
             Operating income                                            3,187,062          3,686,781          3,502,379
-------------------------------------------------------------------------------------------------------------------------
Other income (expense)
    Interest expense                                                      (747,008)          (967,768)        (1,102,478)
    Other                                                                      -                  -              598,832
-------------------------------------------------------------------------------------------------------------------------
                                                                          (747,008)          (967,768)          (503,646)
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                        2,440,054          2,719,013          2,998,733
-------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                       988,400          1,096,700          1,106,594
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                         1,451,654          1,622,313          1,892,139
-------------------------------------------------------------------------------------------------------------------------
Extraordinary item (less applicable income taxes of
    $109,195)                                                                  -                  -              178,159
-------------------------------------------------------------------------------------------------------------------------
             Net income                                                $ 1,451,654          1,622,313          2,070,298
-------------------------------------------------------------------------------------------------------------------------

Basic income per share before extraordinary item                             $0.45               0.51               0.59
-------------------------------------------------------------------------------------------------------------------------
Diluted income per share before extraordinary item                           $0.45               0.50               0.59
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted extraordinary item per share                               $  -                  -                 0.06
-------------------------------------------------------------------------------------------------------------------------
Basic net income per share                                                   $0.45               0.51               0.65
-------------------------------------------------------------------------------------------------------------------------
Diluted net income per share                                                 $0.45               0.50               0.65
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1998 and 1999


                                                Common Stock               Additional
                                         -------------------------          Paid-in              Retained
                                           Shares         Amount            Capital              Earnings              Total
                                         ----------      ---------         -----------          -----------         ------------
Balances at December 31, 1996             3,210,000        $32,100         $10,376,017           $ (865,548)         $ 9,542,569
Net income                                  -              -                 -                    1,451,654            1,451,654
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997             3,210,000         32,100          10,376,017              586,106           10,994,223
Net income                                  -              -                 -                    1,622,313            1,622,313
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998             3,210,000         32,100          10,376,017            2,208,419           12,616,536
Net income                                  -              -                 -                    2,070,298            2,070,298
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999             3,210,000        $32,100         $10,376,017           $4,278,717          $14,686,834
--------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                            Statements of Cash Flows
                  Years ended December 31, 1997, 1998 and 1999

                                                                                1997                1998                 1999
                                                                             -----------          ----------           ---------
Cash flows from operating activities:
    Net income                                                                $1,451,654           1,622,313           2,070,298
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Net book value of equipment lost in involuntary conversion                 -                   -               113,563
          Depreciation and amortization                                        4,143,408           4,585,325           5,547,909
          Principal portion of sales type leases received                        164,194             557,116             909,184
          Deferred income taxes                                                  203,700             374,200             448,800
          Gain on sale of equipment under sales type lease                      (447,915)         (1,177,773)           (331,170)
          Decrease (increase) in accounts receivable                             298,927             101,503            (488,897)
          Decrease (increase) in inventories                                   1,035,052           1,110,268            (828,568)
          Decrease (increase) in prepaid expenses                                  6,804              32,345            (185,733)
          Increase in accounts payable                                           217,852             337,766             302,052
          Increase (decrease) in accounts payable - related parties               22,431            (113,226)            (36,265)
          Increase (decrease) in accrued expenses                                186,650            (142,766)            246,837
          (Decrease) increase in income taxes payable                             (1,300)            148,008            (248,458)
---------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                      7,281,457           7,435,079           7,519,552
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Cost of leased machines                                                   (8,710,315)         (9,611,623)        (11,985,736)
    Purchases of property and equipment                                         (359,521)           (123,893)            (77,672)
---------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                         (9,069,836)         (9,735,516)        (12,063,408)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Increase in notes payable                                                  1,747,865           2,188,338           4,838,655
    Repayment of long-term debt                                                   (5,001)               (968)           (192,302)
                                                                               ---------           ---------           ----------
                Net cash provided by financing activities                      1,742,864           2,187,370           4,646,353
---------------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                                      (45,515)           (113,067)            102,497
Cash at beginning of year                                                        188,586             143,071              30,004
---------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                           $  143,071              30,004             132,501
---------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Interest paid                                                             $  671,515             902,252           1,216,285
    Income taxes paid                                                         $  631,610             526,807           1,104,789
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Notes to Financial Statements
Years ended December 31, 1997,  1998, 1999

(1)    Summary of Significant Accounting Policies

       (a)    Business Description

              Interlott Technologies, Inc. (the Company), a Delaware corporation, designs, manufactures, leases, sells and services vending machines for use in connection with public lotteries operated by states and foreign public entities, as well as for use by providers of prepaid telephone cards.

       (b)    Operating and Sales Type Leases

              Depending on the specific terms contained in the lease agreement, the lease is either classified as an operating lease or capitalized as a sales type lease, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, as amended.

              The net investment in operating leases consists of leased machines, which are carried at cost, less the amount depreciated to date. Operating lease revenue consists of the contractual lease payments and is recognized ratably over the lease term. Expenses are principally depreciation of the leased machines (see Note 1d).

              The net investment in sales type leases consists of the present value of the future minimum lease payments. Sales type lease revenues consists of the profits earned on the sale of the leased machines and interest earned on the present value of the lease payments. Interest revenue is recognized as a constant percentage return on the net investment.

              Any future losses related to lease cancellations would be recorded in the period such losses became known and estimable.

       (c)    Inventories

              Inventories consist of parts and supplies, and vending machines assembled or in the process of assembly. Inventories are stated at the lower of cost or market, with cost determined using standard costing, which approximates the first-in, first-out method.

       (d)    Property and Equipment

              Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, to the Company's estimate of the assets' residual values, as follows:

                  Leased machines                                      5 years
                  Machinery and equipment                             10 years
                  Furniture and fixtures                               5 years

              Leasehold improvements are amortized on the straight-line method over the lease term. Amortization of assets held under leasehold improvements is included with depreciation expense.

       (e)    Product Development Rights

              Product development rights represent the exclusive rights to certain patents and other related manufacturing technologies to manufacture and assemble the instant ticket vending machines. The asset is amortized on the straight-line method over fifteen years, which represents the lower of the remaining life of the patents or the estimated remaining life of the technology currently in use.

       (f)    Income Taxes

              The Company accounts for income taxes using the asset and liability method. In accordance with this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       (g)    Disclosure About Fair Value of Financial Instruments

              SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts as of December 31, 1999 of cash, accounts receivable, accounts payable, accounts payable - related parties, accrued expenses and income taxes payable approximate fair value due to the short maturity of these investments. The carrying amount of notes payable and notes payable - related parties approximate fair value, as such borrowings bear interest at the Company's current rates for such types of instruments.

       (h)    Stock Incentive Plans

               On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

       (i)    Warranty Costs

              Provision for estimated warranty costs on machines sold is recorded at the time of sale and periodically adjusted to reflect actual experience.

       (j)    Research and Development Costs

               Research and development costs are charged to expense in the year incurred.

       (k)    Earnings Per Share

              Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. There was no material impact on the Company's previously reported annual or interim period earnings per share, as a result of the adoption. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding, including the effects of all dilutive potential common shares outstanding.

       (l)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    Investment in Sales Type Leases

       The Company leases 200 instant ticket vending machines (ITVMs) to one state lottery under a sales type lease that commenced in May 1997 and 775 ITVMs to another state lottery under a sales type lease that commenced in May 1998. The components of the net investment in sales type leases at December 31, 1998 and 1999 are as follows:

                                                                                      1998                1999

       Minimum lease payments receivable                                        $6,134,450          $6,306,800
       Less unearned revenue on lease payments receivable                        1,479,415           1,279,780
                                                                                 ---------           ---------
                                                                                 4,655,035           5,027,020
       Less current portion                                                        888,627           1,251,144
                                                                                 ---------           ---------

       Investment in sales type leases, less current portion                    $3,766,408          $3,775,876
                                                                                 =========           =========

       Future minimum lease payments to be received by the Company under these sales type leases are as follows:

       Years ending December 31,
             2000                                               $1,820,400
             2001                                                1,820,400
             2002                                                1,535,600
             2003                                                  838,650
             2004                                                  291,750
                                                                ----------

                                                                $6,306,800
                                                                 =========

(3)    Inventories

       Inventories at December 31, 1998 and 1999 consist of the following:

                                                                  1998                1999
       Finished goods                                       $1,528,656          $1,350,719
       Work in process                                         302,766             376,243
       Raw materials and supplies                            1,298,537           3,487,144
                                                             ---------           ---------

                                                            $3,129,959          $5,214,106
                                                             =========           =========


(4)    Leased Machines

       At December 31, 1998 and 1999, the Company leased 7,027 and 8,246 ITVMS to 14 and 16 state lotteries, respectively, under operating leases. The leases generally provide for the lotteries to make monthly or quarterly payments for rentals of the ITVMs over various lease terms. The components of the net investment in operating leases, which includes estimated residual values, at December 31, 1998 and 1999 are as follows:


                                                             1998                1999
       Leased machines                                    $29,484,623         $35,244,923
       Less accumulated depreciation                       12,378,732          13,695,523
                                                           ----------          ----------

                                                          $17,105,891         $21,549,400
                                                           ==========          ==========


       Future minimum lease payments to be received by the Company under operating leases are as follows:

       December 31,
             2000                                         $14,171,372
             2001                                           6,584,092
             2002                                           2,781,412
             2003                                             437,500
                                                         ------------

                                                          $23,974,376
                                                           ==========

(5)    Notes Payable to financial institutions

       In October 1997, the Company entered into a revolving credit facility with a financial institution that permitted the Company to borrow through

       October 2000 up to $15,000,000 at the prime interest rate (8.50% at December 31, 1999). Initial proceeds from the note were used to retire the prior revolving credit facility. In conjunction with the establishment of the facility, the Company opened a lockbox and controlled disbursement account with the bank parent of the financial institution. All lockbox receipts are recorded as payments against the facility, and presented checks are recorded as draws on the facility. Borrowings under this credit facility are collateralized by all assets of the Company and assignment of proceeds from lease agreements. In October 1999, this facility was amended to permit borrowings of up to $25,000,000. At December 31, 1998 and 1999, the Company had borrowings of $11,166,374 and $16,005,029 outstanding with additional borrowings of $3,833,626 and $8,994,971 available under the facility, respectively.

(6)    Notes Payable - Related Parties

          The Company has the following notes payable to related parties at December 31, 1998 and 1999:


                                                                                      1998                1999
 Note payable to a stockholder,  in the initial  principal amount of
 $400,000,   due  in  annual  installments  limited  to  twenty-five
 percent  (25%) of the net profits,  if any, of the Company from its business  operations as reported in the Company's  annual financial statements.  Any  required  payment  is due on the  first  business day of the fourth  month  following  the close of the fiscal  year.
 The note bears  interest at the prime rate of Chase  Manhattan Bank
 of New York (8.50% at December 31, 1999).  The note is unsecured.                $400,000            $207,698

 Note payable to a stockholder, in the original amount of $79,000, due and limited to  twenty-five  percent (25%) of the net profits of the Company, if any, from its business  operations as reported in the Company's annual financial statements.  The payments shall begin on the first business day of the  fourth  month  of the  Company's  fiscal  year,  for  income  tax purposes, immediately following payment in full of principal and interest due by the Company to a stockholder  in the amount of $400,000.  The note
 does not provide for any interest and is unsecured.                                79,000              79,000
                                                                                   -------             -------
                                                                                   479,000             286,698
 Less current portion                                                              192,302             286,698
                                                                                   -------             -------

                                                                                  $286,698           $      -
                                                                                   =======            ========

(7)    Additional Financial Instrument

       The Company has entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999, which expires on November 7, 2002. The objective of the agreement is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreement was approximately $176,000 at December 31, 1999. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

(8)    Income Taxes

       Income tax expense is summarized as follows:

                                                            Year ended December 31,
                                                       --------------------------------
                                                   1997               1998                1999
       Current:
         Federal                               $557,400        $   566,000         $   612,400
         State and local                        156,000            156,500             154,600

       Deferred:
         Federal                                275,000            374,200             448,800
                                                -------          ---------           ---------

                                               $988,400         $1,096,700          $1,215,800
                                                =======          =========           =========

A reconciliation of income tax expense in relation to the amounts computed by application of the U.S. federal income tax rate of 34% to pretax income follows:

                                                                   1997               1998                1999
       Federal income tax expense at the statutory rate        $830,000         $  924,400          $1,117,300
       Non-deductible lobbyist expenses                              -                  -                3,200
       Officers life insurance                                       -                  -                8,000
       Amortization of product development rights                25,000             25,000              25,000
       State and local taxes, net of federal benefit            103,000            103,300             102,000
       Other                                                     30,400             44,000             (39,700)
                                                                -------          ---------           ---------

                                                               $988,400         $1,096,700          $1,215,800
                                                                =======          =========           =========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are presented below:

                                                                                      1998                1999
       Deferred tax assets:
         Bad debt allowance                                                      $  52,200         $    54,000
         Warranty costs                                                             10,100               1,200
         Net operating loss carryforwards                                          347,100             292,200
         Inventory valuation reserve                                               317,300             249,600
         Other, net                                                                     -               52,600
                                                                                   -------           ---------

            Total gross deferred tax assets                                       $726,700          $  649,600
                                                                                   =======           =========

       Deferred tax liabilities:
         Property and equipment, principally due to
           differences in depreciation                                            $537,800          $  987,800
         Investment in sales type leases                                           310,800             134,800
         Involuntary conversion of assets                                               -               97,700
                                                                                   -------           ---------
            Total gross deferred tax liabilities                                   848,600           1,220,300
                                                                                   -------           ---------
            Net deferred tax liabilities                                         $(121,900)         $ (570,700)
                                                                                   =======           =========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies in making this assessment.

       At December 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $859,400, which are available to offset future Federal taxable income, if any, through 2009. However, due to an ownership change on September 25, 1992, utilization of these carryforwards is subject to certain annual limitations.

(9)    Redeemable Preferred Stock

       The Company's preferred stock is nonparticipating and has no rights to dividends. The holders of the preferred stock are entitled to sell to the Company all of their shares of preferred stock at a price of $1.00 per share upon (i) the reporting by the Company of retained earnings of at least $1,000,000 determined in accordance with generally accepted accounting principles and (ii) the payment in full by the Company of a promissory note in the original amount of $400,000 to a related party. Due to the redemption feature of the preferred stock, it has been classified separately from stockholders' equity in the Company's balance sheet.

       The Company may, at its discretion, redeem all or part of the outstanding preferred stock at any time. The redemption price for the preferred stock is $1.00 per share and payment may be made in the form of a promissory note.

(10)   Stock Incentive Plans

       The Company's 1994 Stock Incentive Plan and 1994 Directors' Stock Incentive Plan (collectively, the Plans) provide for the issuance of up to 260,000 shares of common stock to officers and employees of, and advisers, consultants and other supporters of the Company and up to 60,000 shares of common stock to nonemployee directors of the Company. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Options vest at the rate of 25% per year beginning one year from the date of grant, subject to the recipient's continued employment or service to the Company, and must be exercised within 10 years after that date.

       As permitted by SFAS No. 123, the Company applies the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of income.

       A summary of the status of the Company's stock option plans as of December 31, 1997, 1998, and 1999 and the changes therein for the years then ended is presented below:

                                                 1997                         1998                         1999
                                                      Weighted                     Weighted                     Weighted
                                                      Average                       Average                     Average
                                                      Exercise                     Exercise                     Exercise
                                        Shares         Price         Shares          Price        Shares         Price

Outstanding at beginning of year         147,225       $ 9.38        180,875         $ 9.12      212,175          $8.65
Granted                                   37,000         8.00         36,300           6.75       57,750           5.18
Exercised                                  -              -              -              -            -              -
Forfeited                                  3,350        11.50          5,000          11.50       13,375           9.15
Outstanding at end of year               180,875         9.12        212,175           8.65      256,550           7.81
Options exercisable at year-end           79,660         9.77        120,794           9.48      152,081           8.95
Weighted-average fair value of
  options granted during the year                       $ 5.82                       $ 5.16                       $5.18
                                                         =====                        =====                        ====

       Had compensation cost for options granted during 1997, 1998 and 1999 been determined consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                                   1997                1998               1999
       Net income                               As reported      $1,451,654          $1,622,313         $2,070,298
                                                Pro forma         1,324,003           1,512,186          2,054,057
       Basic and diluted earnings per share     As reported             .45                 .51                .65
                                                Pro forma               .41                 .47                .64
                                                                  =========          ==========          =========

       The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is recognized over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

       The fair value of options granted during 1997, 1998 and 1999 for purposes of the accompanying pro forma disclosures is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends paid, as it has been the Company's policy not to declare or pay dividends since its initial public offering in 1994 and the Company does not anticipate paying dividends in the foreseeable future; expected volatility of 56%, 65% and 43%, respectively, based on the calculated volatility of the Company's stock since its initial public offering; risk-free rates of return of 5.86%, 4.93% and 4.83%, respectively; and expected lives of 10 years.

       Information about stock options outstanding at December 31, 1999 is as follows:

                                      Options Outstanding                     Options Exercisable
                         -----------------------------------------------  -----------------------------
                                           Weighted-
                                            Average        Weighted-                       Weighted-
                                           Remaining        Average                         Average
      Range of              Number        Contractual       Exercise         Number         Exercise
  Exercise Prices         Outstanding        Life            Price         Exercisable       Price
---------------------    --------------  --------------  ---------------  --------------  -------------
$4.81 - 8.63                   215,350            7.47         $ 7.15         112,900        $ 8.15
$10.13 - 11.50                  41,200            4.59          11.43          39,181         11.32
                               -------            ----          -----         -------         -----
                               256,550            7.26         $ 8.65         152,081        $ 9.49
                               =======            ====          =====         =======         =====


(11)   Earnings Per Share

                                                                         Net                                     Per
                                                                       Earnings            Shares               Share
1997                                                                 (Numerator)        (Denominator)          Amount
                                                                    ---------------   ------------------   ---------------
       Basic earnings per share:
          Net earnings available to common stockholders                 $1,451,654         3,210,000               $0.45

       Diluted earnings per share:
          Effect of dilutive securities stock options                                          2,661
          Earnings available to common stockholders
             and assumed conversions                                     1,451,654         3,212,661                0.45
1998
       Basic earnings per share:
          Net earnings available to common stockholders                  1,622,313         3,210,000                0.51

       Diluted earnings per share:
          Effect of dilutive securities stock options                                         10,649
          Earnings available to common stockholders
             and assumed conversions                                     1,622,313         3,220,649                0.50
1999
       Basic earnings per share:
          Net earnings available to common stockholders                  2,070,298         3,210,000                0.65

       Diluted earnings per share:
          Effect of dilutive securities stock options                                            903
          Earnings available to common stockholders
             and assumed conversions                                     2,070,298         3,210,903                0.65

       Options to purchase 129,725, 52,475 and 223,025 shares of common stock were outstanding in 1997, 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares.

(12)   Noncash Investing Activities

       Leased machines with net book values of $442,897 in 1998 and $1,255,578 in 1999, were returned to the Company's inventories upon lease expirations. The Company used parts from these returned machines in the manufacturing of certified new machines, a portion of which were deployed in the current year under new leases.

(13)   Related Party Transactions

       Accounts payable - related parties of $215,734 and $179,469 at December 31, 1998 and 1999, respectively, represent management fees and expenses payable to a company owned 100% by the majority stockholder as well as parts expenses payable to an entity which is owned by a director.

       Amounts expensed related to the company owned by the majority stockholder were $36,000 for each of the years ended December 31, 1997, 1998 and 1999, respectively.

       The entity owned by a director supplies the Company with certain parts for its dispensing mechanisms. In addition, on January 13, 1994, the Company entered into a manufacturing and license agreement with this entity pursuant to which the Company purchased an exclusive license to make, use and sell pull-tab lottery ticket dispensing mechanisms produced by this entity. The Company had purchases from this entity which were charged to cost of revenues of approximately $2,996,000, $3,800,887 and $4,116,674 for the years ended December 31, 1997, 1998 and 1999, respectively.

       Interest expense arising from notes payable-related parties amounted to $33,714, $33,401 and $20,275 for the years ended December 31, 1997, 1998 and 1999, respectively.

(14)   Customer and Supplier Concentrations

       A significant portion of the Company's revenues are derived from a limited number of state lottery authorities or their representatives. For the years ended December 31, 1997, 1998 and 1999, one customer generated 29%, 24% and 24%, respectively, of the machine lease revenues. In addition, single state contracts generated 32%, 48% and 38% of the machine sales revenues for the years ended December 31, 1997, 1998 and 1999, respectively. Future revenue from machine sales and leases is dependent upon winning awards in a competitive bidding process.

       The Company currently purchases certain components used in its vending machines, including components used in its burster mechanism, from single suppliers. The purchase of components from outside suppliers on a sole source basis subjects the Company to certain risks, including the continued availability of suppliers, price increases and potential quality assurance problems. Because other suppliers exist that can duplicate these components should the Company elect or be forced to use a different supplier, the Company does not believe that a change in suppliers would result in the termination of a production contract. However, the Company could experience a delay of 30 to 60 days in production, which could adversely affect the Company's ability to make timely deliveries of vending machines and to obtain new contracts.

(15)   Lease Commitments

       The Company leases its office and manufacturing facilities under noncancelable operating leases. The leases expired on December 31, 1999, and are now on a month-to-moth basis requiring lease payments of $14,355 per month. Total rent expense under these leases approximated $141,000, $210,000 and $179,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

       The Company is currently negotiating a lease on a new, 52,500 square foot facility in Mason, Ohio, which will allow for the consolidation of all operations into one facility.


(16)   Commitments and Contingent Liabilities

       As of December 31, 1999, the Company had outstanding approximately $11,154,895 in purchase commitments for raw materials which are used in the manufacturing of instant ticket vending machines. Management intends to utilize these commitments as machines are produced.

(17)   Other Income and Extraordinary Item

       Other income in 1999 of $598,832 consists of a one time non-recurring credit of $625,000 from settlement of litigation with a competitor offset by $26,168 in other non-related expenses.

       On April 9, 1999, a tornado destroyed the corporate office and a warehouse facility. The excess of the insurance proceeds over the net book value of the assets lost resulted in an after tax gain of $178,159 on the involuntary conversion of these assets.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item has been reported in the Company's Current Report on Form 8-K, Date of Report: October 4, 1999, filed October 12, 1999.

                                    PART III

         Except as set forth below, the information required by this Part is incorporated by reference from the definitive Proxy Statement, filed or to be filed with Securities and Exchange Commission, for the Company's 2000 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company (at March 29, 2000) are as follows:

Name                       Age            Title

L. Rogers Wells            62             Chairman of the Board

David F. Nichols           38             President and Chief Executive Officer

Thomas W. Stokes           36             Chief Operating Officer

Dennis W. Blazer           52             Chief Financial Officer

Information about Messrs. Wells and Nichols is incorporated by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting.

     Thomas W. Stokes, age 36, has been Chief Operating Officer since March 2000. Mr. Stokes served as the Company's Vice President of Operations since May 1997, as Director of Operations from January 1996 to May 1997 and as Purchasing Manager from March 1993 to December 1995. From 1988 to 1992, he served as unit controller for a food management company.

     Dennis W. Blazer, age 52, has been Chief Financial Officer of the Company since July 1998. From December 1973 to July 1998, he served in various capacities for The Plastic Moldings Corporation, most recently as Vice President of Finance and Administration. Mr. Blazer previously served as an auditor and tax consultant with Ernst & Ernst, certified public accountants. Mr. Blazer is a certified public accountant.

The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Documents Filed as Part of This Report.

         1.   Financial Statements

               Independent Auditors' Report of Grant Thornton LLP

               Independent Auditors' Report of KPMG LLP

               Balance Sheets at December 31, 1998 and 1999

               Statements of Income for each of the years in the three-year period ended December 31, 1999.

               Statements of Stockholders' Equity for each of the years in the three-year period ended 31, 1999.

               Statements of Cash Flows for each of the years in the three year period ended December 31, 1999.

              Notes to Financial Statements

        2.   Financial Statement Schedules

               The following financial statement schedule is set forth beginning on page S-1 of this report:

                 Schedule II - Valuation and Qualifying Accounts

               All other schedules have been omitted because they are not required or are inapplicable or because the information required is included in the financial statements or notes thereto.

        3.   Exhibits

               See Index of Exhibits (page E-1) for a list of the exhibits filed with and incorporated by reference in this report.

(b) Reports on Form 8-K. Current Report on Form 8-K, Date of Report: October 4, 1999, October 12, 1999 (Items 4 and 7)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                               Interlott Technologies, Inc.
                                               (Registrant)


                                                By  /s/ L. Rogers Wells, Jr.
                                                ------------------------
                                                L. Rogers Wells, Jr.
                                                Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

                 Signature                                           Title

 /s/ L. Rogers Wells, Jr.                                    Chairman of the Board
-----------------------------------------------------
L. Rogers Wells, Jr.


 /s/ Edmund F.  Turek                                        Director
-----------------------------------------------------
Edmund F. Turek


 /s/ David F. Nichols                                        President, Chief Executive Officer and Director
-----------------------------------------------------
David F. Nichols


Gary S. Bell *                                               Secretary, Treasurer and Director
-----------------------------------------------------
Gary S. Bell


Kazmier J. Kasper *                                          Director
-----------------------------------------------------
Kazmier J. Kasper


H. Jean Marshall *                                           Director
-----------------------------------------------------
H. Jean Marshall


John J. Wingfield *                                          Director
-----------------------------------------------------
John J. Wingfield


 /s/ Dennis W. Blazer                                        Chief Financial and Accounting Officer
-----------------------------------------------------
Dennis W. Blazer


*By:     /s/ L. Rogers Wells, Jr.
         ------------------------
         L. Rogers Wells, Jr.
         as attorney-in-fact

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                          Page

Report of Independent Certified Public Accountants on Schedule ............S-2

Schedule II - Valuation and Qualifying Accounts ...........................S-3

               Report of Independent Certified Public Accountants
                                  on Schedule



Board of Directors and Stockholders
Interlott Technologies, Inc.


     In connection with our audit of the financial statements of Interlott Technologies, Inc. referred to in our report dated February 7, 2000, which is included in the annual report to security holders and included in Part II of this form, we have also audited Schedule II for the year ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/GRANT THORNTON LLP



Cincinnati, Ohio
February 7, 2000

                          INTERLOTT TECHNOLOGIES, INC.

                 Schedule II - Valuation and Qualifying Accounts




Column A                    Column B                     Column C                     Column D          Column E
----------------------- ----------------- --------------------------------------- ----------------- ------------------

                                                        Additions
Description                Balance at         Charged to          Charged to         Deductions        Balance at
                           Beginning          Costs and             Other                                  End
                           of Period           Expenses            Accounts                             of Period
----------------------- ----------------- ------------------- ------------------- ----------------- ------------------
Allowance for
doubtful accounts

1997                     $  115,425            $ 52,500               $0              $ 74,424         $   93,501
-----------------------------------------------------------------------------------------------------------------
1998                         93,501              60,000                0                     0            153,501
-----------------------------------------------------------------------------------------------------------------
1999                        153,501              96,000                0                90,708            158,793
-----------------------------------------------------------------------------------------------------------------

Inventory
valuation reserve

1997                        275,000                   0                0                     0            275,000
-----------------------------------------------------------------------------------------------------------------
1998                        275,000             933,110                0                     0          1,208,110
-----------------------------------------------------------------------------------------------------------------
1999                     $1,208,110            $305,000               $0              $512,824         $1,000,286
-----------------------------------------------------------------------------------------------------------------

                          INTERLOTT TECHNOLOGIES, INC.

                                INDEX OF EXHIBITS


         The following exhibits are filed with or incorporated by reference in this report. Where the exhibit is incorporated by reference from a previously filed document, that document is identified in parenthesis.

Exhibit No.                              Description
3.1                   Certificate of Incorporation of the Company,  as  amended, including Certificate of Designation of Series A Preferred
                      Stock (Exhibit 3.1 to the Company's Registration Statement
                      on Form S-1, No. 33-75142).

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

4.3(b)                Security  Agreement  dated  October 29, 1997  between  the
                      Company  and  Mercantile  Business  Credit,  Inc. (Exhibit
                      4.3 (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.3(c)                Patent, Trademark  and License  Security  Agreement  dated
                      October  29, 1997   between  the  Company  and  Mercantile
                      Business  Credit,  Inc.  (Exhibit 4.3 (c) to the Company's
                      Annual Report on Form 10-K for the year ended December 31,
                      1997).

4.3(d)                First Amendment to the Loan Agreement  dated  October  29,
                      1998  between  the Company and Mercantile Business Credit,
                      Inc.  (Exhibit 4.3 (d)  to the  Company's Annual Report on
                      Form 10-K for the year ended December 31, 1997).

4.3(e)                Second Amendment to the Loan Agreement dated September 28,
                      1999  between  the Company and Mercantile Business Credit,
                      Inc. -- filed herewith.


10.1                  Assignment  of  United  States  Letters  Patent  from  BLM
                      Resources,  Inc. to the Company  with  respect  to  United
                      States  Patent  No. 4,982,337, "Systems  for  Distributing
                      Lottery   Tickets"   (Exhibit   10.5   to   the  Company's
                      Registration Statement on Form S-1, No. 33-75142).


10.2                  Pull-Tab   Manufacturing  and  License  Agreement  between
                      Algonquin   Industries,  Inc.,  Kazmier   Kasper  and  the
                      Company dates as of January 13, 1994  (Exhibit 10.6 to the
                      Company's Registration Statement on Form S-1, No.
                      33-75142).


10.3                  Management  Compensatory Plans

                      (a)   1994  Stock   Incentive   Plan  (Exhibit  10.24  to
                            the   Company's   Registration  Statement  on  Form
                            S-1, No. 33-75142).

                      (b)   1994 Directors Stock Incentive  Plan (Exhibit  10.25
                            to  the Company's  Registration  Statement  on  Form
                            S-1, No. 33-75142).

23.1                  Consent of Grant Thornton LLP -- filed herewith.

23.2                  Consent of KPMG LLP -- filed herewith.

25                    Powers of Attorney -- filed herewith.

27 Financial Data Schedule (for SEC use only) -- filed herewith.