Form 10-Q
period 2000-03-31
INTERLOTT TECHNOLOGIES INC
filed 2000-05-12
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

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

            Class                                 Outstanding at May 12, 2000
Common Stock, $.01 Par Value                           3,210,000 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000

                                Table of Contents

Item                                                                     Page
Number            PART I.  FINANCIAL INFORMATION                         Number

  1               Financial Statements:

                  Condensed Balance Sheets as of March 31, 2000
                  and December 31, 1999                                     3

                  Condensed Statements of Income for the three
                  months ended March 31, 2000 and 1999                      4

                  Condensed Statements of Cash Flows for the three
                  months ended March 31, 2000 and 1999                      5

                  Notes to Condensed Financial Statements                   6

 2                Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         7 - 9

 3                Quantitative and Qualitative Disclosures About            9
                  Market Risk

                  PART II.  OTHER INFORMATION

 6                Exhibits and Reports on Form 8-K                         10

                  SIGNATURES                                               11

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                          INTERLOTT TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                      March 31, 2000 and December 31, 1999


          ASSETS
                                                                                        March 31, 2000      December 31, 1999
                                                                                        --------------      -----------------
Current assets:
  Cash                                                                                      $  127,960          $   132,501
  Accounts receivable, less allowance for doubtful accounts of $ 170,872
    in 2000 and $158,793 in 1999                                                             4,818,358            3,305,486
  Investment in sales type leases, current portion                                           1,269,779            1,251,144
  Inventories                                                                                5,810,442            5,214,106
  Prepaid expenses                                                                             140,892              267,838
                                                                                            ----------           ----------
        Total current assets                                                                12,167,431           10,171,075

Property and equipment:
  Leased machines                                                                           37,468,115           35,244,923
  Machinery and equipment                                                                      622,297              610,968
  Building and improvements                                                                    204,737              202,441
  Furniture and fixtures                                                                       60,237               60,237
                                                                                            ----------           ----------
                                                                                            38,355,386           36,118,569
  Less accumulated depreciation and amortization                                            14,382,876           14,301,656
                                                                                            ----------           ----------
                                                                                            23,972,510           21,816,913
Investment in sales type leases, less current portion                                        3,592,288            3,775,876
Product developement rights, net of accumulated amortization of
  $678,330 in 2000 and $659,997 in 1999                                                        421,670              440,003
                                                                                            ----------           ----------

                                                                                           $40,153,899          $36,203,867
                                                                                            ==========           ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                                            $17,809,590          $16,005,029
  Current portion of notes payable - related parties                                               -                286,698
  Accounts payable                                                                           3,040,023            1,781,884
  Accounts payable - related party                                                             370,979              179,469
  Accrued expenses                                                                           1,428,868            1,358,253
  Income taxes payable                                                                         248,348                  -
                                                                                            ----------           ----------
          Total current liabilities                                                         22,897,808           19,611,333

Notes payable - related parties                                                                 79,000                  -
Deferred tax liability                                                                         558,533              570,700
                                                                                            ----------           ----------
          Total liabilities                                                                 23,535,341           20,182,033

Series A preferred stock, $.01 par value, 20,000,000 shares authorized,
  1,335,000 shares issues and outstanding in 2000 and 1999                                   1,335,000            1,335,000

Stockholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized,
    3,210,000 shares issued and outstanding in 2000 and 1999                                    32,100               32,100
  Additional paid-in capital                                                                10,376,017           10,376,017
  Retained earnings                                                                          4,875,441            4,278,717
                                                                                            ----------           ----------
          Total stockholders' equity                                                        15,283,558           14,686,834
                                                                                            ----------           ----------

                                                                                           $40,153,899          $36,203,867
                                                                                            ==========           ==========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         Condensed Statements of Income

                   Three Months ended March 31, 2000 and 1999


                                                                                                    Three Months Ended March 31,

                                                                                                     2000                  1999
                                                                                                     ----                  ----

Revenues:
  Machine and parts sales                                                                       $2,622,015           $  369,682
  Machine leases                                                                                 4,445,935            4,068,857
  Other                                                                                            589,840              521,578
                                                                                                 ---------            ---------
                                                                                                 7,657,790            4,960,117

Cost of revenues                                                                                 5,031,513            3,199,109
                                                                                                 ---------            ---------

     Gross profit                                                                                2,626,277            1,761,008

Operating expenses:
  Selling, general and administrative expenses                                                   1,125,000              975,101
  Research and development costs                                                                   150,948              124,696
                                                                                                 ---------            ---------

     Total operating expenses                                                                    1,275,948            1,099,797
                                                                                                 ---------            ---------

     Operating income                                                                            1,350,329              661,211

Other income (expense):
  Interest expense                                                                                (380,424)            (230,240)
  Other income (expense                                                                             (6,852)             625,000
                                                                                                 ---------            ---------

                                                                                                  (387,276)             394,760
                                                                                                 ---------            ---------

     Income before income taxes                                                                    963,053            1,055,971

Income taxes                                                                                       366,330              401,610
                                                                                                 ---------            ---------

     Net income                                                                                 $  596,723           $  654,361
                                                                                                 =========            =========

     Basic and diluted net income per share                                                           $.19                 $.20
                                                                                                       ===                  ===


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                       Condensed Statements of Cash Flows

                   Three Months ended March 31, 2000 and 1999

                                                                                             Three Months Ended March 31,

                                                                                             2000                   1999
                                                                                             ----                   ----
Cash flows from operating activities:
  Net income                                                                           $  596,723             $  654,361
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Deferred income taxes                                                                 (12,168)               (80,945)
    Depreciation and amortization                                                       1,555,287              1,295,784
    Principal portion of sales type leases received                                       292,716                200,614
    Gain on sale of equipment under sales type leases                                     (32,247)               (19,173)
    (Increase) decrease in accounts receivable                                         (1,512,871)               335,163
    Decrease (increase) in inventories                                                     58,472               (123,791)
    Decrease in prepaid expenses                                                          126,945                 30,738
    Increase in accounts payable                                                        1,267,140                580,391
    Increase in accounts payable - related party                                          182,510                 55,662
    Increase (decrease) in accrued expenses                                                70,617               (216,719)
    Increase in income taxes payable                                                      248,348                223,969
                                                                                        ---------              ---------
          Net cash provided by operating activities                                     2,841,472              2,936,054

Cash flows from investing activities:
  Cost of leased machines                                                              (4,429,251)            (3,617,561)
  Purchases of property and equipment                                                     (13,625)                (6,583)
                                                                                        ---------              ---------
          Net cash used in investing activities                                        (4,442,876)            (3,624,144)

Cash flows from financing activities:
  Proceeds from notes payable, net                                                      1,804,561              1,017,562
  Repayment of long-term debt                                                            (207,698)              (192,302)
                                                                                        ---------              ---------
          Net cash provided by financing activities                                     1,596,863                825,260
                                                                                        ---------              ---------

Increase (decrease) in cash                                                                (4,541)               137,170

Cash at beginning of year                                                                 132,501                 30,004
                                                                                        ---------              ---------

Cash at end of period                                                                  $  127,960             $  167,174
                                                                                        =========              =========


Supplemental disclosure of cash flow information:
  Interest paid                                                                        $  381,999             $  423,500
                                                                                        =========              =========

  Income taxes paid                                                                    $   72,902             $  177,641
                                                                                        =========              =========

  Net book value of capitalized ITVMs returned from the field
    and transferred into inventory                                                     $  654,809             $  150,943
                                                                                        =========              =========






            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the three months ended March 31, 2000 and 1999 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

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

         As of March 31, 2000, the Company had sold or leased over 20,000 ITVMs and PCDMs under agreements with both domestic and international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

Results of Operations

         The Company's revenues increased 54% to $7,657,790 in the first three months of 2000 from $4,960,117 for the same period in 1999. Revenues from sales of ITVMs and PCDMs increased 609% to $2,622,015 in the first three months of 2000 from $369,682 for the same period in 1999. The increase in revenues from sales resulted from ITVM sales to Automated Wagering, Inc. for use by the Pennsylvania Lottery and to the Netherlands National Lottery. Revenues from operating leases increased 9% to $4,445,935 in the first three months of 2000 from $4,068,857 for the same period in 1999, as the result of additional leased units deployed. Lease revenues represented 58% of total revenues for the three months ended March 31, 2000 and 82% of total revenues for the three months ended March 31, 1999.

          Cost of revenues increased 57% to $5,031,513 in the first three months of 2000 from $3,199,109 for the same period in 1999. The increase in cost was due to the higher number of machines sold and the increase in machines deployed under lease contracts. Depreciation charged to cost of revenues increased 23% to $1,511,319 in the first three months of 2000 from $1,232,223 for the same period in 1999, primarily as a result of an increase in the number of leased machines deployed in prior years. Service and installation costs decreased 6% to $1,683,712 in the first three months of 2000 from $1,781,718 for the same period in 1999, primarily due to the decrease in the cost of rework and repair parts as well as lower travel costs.

         Gross profit increased 49% to $2,626,277 in the first three months of 2000 from $1,761,008 for the same period in 1999, as the result of the changes described previously.

          Selling, general, and administrative expenses increased 15% to $1,125,000 in the first three months of 2000 from $975,101 for the same period in 1999. Increases in professional fees and sales activities were the primary factors related to the increase in cost.

         Operating income increased 104% to $1,350,329 in the first three months of 2000 from $661,211 for the same period in 1999, as the result of the changes described previously.

         Interest expense increased 65% to $380,424 in the first three months of 2000 from $230,240 for the same period in 1999. The increase reflects an increase in borrowings which were incurred to fund increases in sold and leased machines. Also, interest rates charged to the Company increased in the first three months of 2000 due to increases in both the prime rate and LIBOR rates.

         Other income decreased by $631,852 in the first three months of 2000 from $625,000 for the same period in 1999 which consisted of a one time non-recurring income item from settlement of litigation previously reported upon by the Company.

         As a result of the previously discussed changes, income before income taxes decreased 9% to $963,053 in the first three months of 2000 from $1,055,971 for the same period in 1999.

         Due to the foregoing factors, net income decreased 9% to $596,723 in the first three months of 2000 from $654,361 for the same period in 1999.


Liquidity and Capital Resources

         The Company's liquidity and capital resources are significantly impacted by the Company's decision to use leasing as a means to market its ITVMs and PCDMs. However, leasing inherently requires significantly more capital and longer-term payout than sales. At March 31, 2000 the Company had a total of 9,733 ITVMs and PCDMs deployed under operating and sales type leases as compared to 7,950 at March 31, 1999.

         The Company finances its operations primarily through cash flow from operations and a three-year revolving credit facility from Mercantile Business Credit, Inc. ("MBCI") entered into as of October 29, 1997. The Credit facility with MBCI is a $25,000,000 three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus two percent.

         Net cash provided by operations for the three months ended March 31, 2000 and 1999 was $2,841,472 and $2,936,054, respectively. The decrease for the first three months of 2000 as compared to the same period in 1999 results primarily from an increase in accounts receivable relating to current machine sales, offset by an increase in accounts payable and accounts payable - related party which resulted from an increase in purchasing activity to support the higher sales volume.

         Net cash used in investing activities was $4,442,876 and $3,624,144 for the three months ended March 31, 2000 and 1999, respectively. This increase reflects the higher number of ITVMs and PCDMs deployed under lease in the first three months of 2000 as compared to the first three months of 1999.

         Net cash provided by financing activities was $1,596,863 for the three months ended March 31, 2000 as compared to $825,260 for the three months ended March 31, 1999. The change is the result of increased borrowings of $1,804,561 to finance a portion of the ITVMs manufactured during the quarter offset by a payment of $207,698 on a related party note payable.

         At March 31, 2000, the Company was indebted to MBCI in the aggregate principal amount of $17,809,590 and had $7,190,410 available under the credit facility.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERLOTT TECHNOLOGIES, INC.
                                                (Registrant)



Date: May 12, 2000                      /s/ David F. Nichols.
                                        --------------------
                                        President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


                                        /s/ Dennis W. Blazer
                                        --------------------
                                        Dennis W. Blazer
                                        Chief Financial and Accounting Officer