Form 10-Q
period 2000-06-30
INTERLOTT TECHNOLOGIES INC
filed 2000-08-14
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

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

                                 (513) 701-7000
              (Registrant's telephone number, including area code)

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

          Class                                  Outstanding at August 14, 2000
Common Stock, $.01 Par Value                          3,210,000 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2000

                                Table of Contents

Item                                                                     Page
Number       PART I.  FINANCIAL INFORMATION                            Number
------                                                                 ------

  1          Financial Statements:

             Condensed Balance Sheets as of
             June 30, 2000 and December 31, 1999                          3

             Condensed Statements of Income
             for the three months and six months ended
             June 30, 2000 and 1999                                       4

             Condensed Statements of Cash Flows
             for the six months ended June 30, 2000 and 1999              5

             Notes to Condensed Financial Statements                      6

  2          Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7 - 9

  3          Quantitative and Qualitative Disclosures about               10
             Market Risk

             PART II.  OTHER INFORMATION

  4          Submission of Matters to a Vote of Security Holders          11

  6          Exhibits and Reports on Form 8-K                             11

             SIGNATURES                                                   12

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                          INTERLOTT TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                       June 30, 2000 and December 31, 1999

ASSETS                                                                                         June 30, 2000     December 31, 1999
                                                                                              --------------    -----------------
Current assets:
  Cash                                                                                           $    83,751         $   132,501
  Accounts receivable, less allowance for doubtful accounts of $185,872
    in 2000 and $158,793 in 1999                                                                   6,400,264           3,305,486
  Investment in sales type lease, current portion                                                  1,590,876           1,251,144
  Inventories                                                                                      5,955,987           5,214,106
  Prepaid expenses                                                                                   139,631             267,838
                                                                                                  ----------          ----------
         Total current assets                                                                     14,170,509          10,171,075

Property and equipment:
  Leased machines                                                                                 37,728,039          35,244,923
  Machinery and equipment                                                                            688,242             610,968
  Building and improvements                                                                          390,319             202,441
  Furniture and fixtures                                                                              60,237              60,237
                                                                                                  ----------          ----------
                                                                                                  38,866,837          36,118,569
  Less accumulated depreciation and amortization                                                  15,805,772          14,301,656
                                                                                                  ----------          ----------
                                                                                                  23,061,065          21,816,913

Investment in sales type lease, less current portion                                               4,542,964           3,775,876
Product development rights, net of accumulated amortization of $696,663 in 2000
  and $659,997 in 1999                                                                               403,337             440,003
                                                                                                  ----------          ----------

                                                                                                 $42,177,875         $36,203,867
                                                                                                  ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                                   17,980,501          16,005,029
  Current installments of long-term debt                                                              79,000             286,698
  Accounts payable                                                                                 2,683,846           1,781,884
  Accounts payable - related party                                                                   573,844             179,469
  Accrued expenses                                                                                 1,734,691           1,358,253
  Income taxes payable                                                                               491,916                   -
                                                                                                  ----------          ----------
         Total current liabilities                                                                23,543,798          19,611,333

Deferred tax liability                                                                               544,715             570,700
                                                                                                  ----------          ----------

         Total liabilities                                                                        24,088,513          20,182,033

Series A preferred stock, $.01 par value, 20,000,000  shares authorized,
  1,335,000 shares issued and outstanding at June 30, 2000 and December 31, 1999                   1,335,000           1,335,000

Stockholders' equity:

  Common stock, $.01 par value; 20,000,000 shares authorized, 3,210,000
    shares issued and outstanding at June 30, 2000 and December 31, 1999                              32,100              32,100
  Additional paid-in capital                                                                      10,376,017          10,376,017
  Retained earnings                                                                                6,346,245           4,278,717
                                                                                                  ----------          ----------

         Total stockholders' equity                                                               16,754,362          14,686,834
                                                                                                  ----------          ----------

                                                                                                 $42,177,875         $36,203,867
                                                                                                  ==========          ==========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         Condensed Statements of Income

            Three Months and Six Months ended June 30, 2000 and 1999


                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                              ---------                            --------
Revenues:                                                2000              1999              2000               1999
                                                         ----              ----              ----               ----
     Machine and parts sales                         $ 8,275,446        $  324,724        $10,897,461      $   694,406

     Machine leases                                    4,556,321         4,281,174          9,002,255        8,350,031

     Other                                               656,774           533,460          1,246,615        1,055,038
                                                      ----------         ---------         ----------       ----------
                                                      13,488,541         5,139,358         21,146,331       10,099,475

Cost of revenues                                       9,021,304         3,452,019         14,052,816        6,651,128
                                                      ----------         ---------         ----------       ----------

     Gross profit                                      4,467,237         1,687,339          7,093,515        3,448,347

Operating expenses:

     Selling, general, and administrative
       expenses                                        1,506,050         1,112,033          2,631,051        2,087,134

     Research and development costs                      157,775           185,689            308,724          310,385
                                                      ----------         ---------         ----------       ----------

        Total operating expenses                       1,663,825         1,297,722          2,939,775        2,397,519
                                                      ----------         ---------         ----------       ----------

        Operating income                               2,803,412           389,617          4,153,740        1,050,828

Other income  (expense):

     Interest expense                                   (415,358)         (254,659)          (795,782)        (484,899)

     Other                                               (16,189)          (13,253)           (23,040)         611,747
                                                      ----------         ---------         ----------       ----------
                                                        (431,547)         (267,912)          (818,822)         126,848
                                                      ----------         ---------         ----------       ----------

     Income before income taxes                        2,371,865           121,705          3,334,918        1,177,676

Income taxes                                             901,060            45,700          1,267,390          447,310
                                                      ----------         ---------         ----------       ----------

     Net income                                      $ 1,470,805        $   76,005        $ 2,067,528       $  730,366
                                                      ==========         =========         ==========        =========

     Basic and diluted net income
     per share                                              $.46              $.02               $.64             $.23
                                                             ===               ===                ===              ===


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                       Condensed Statements of Cash Flows

                     Six Months ended June 30, 2000 and 1999

                                                                                              Six Months Ended June 30,
                                                                                             2000                   1999
                                                                                             ----                   ----
Cash flows from operating activities:
    Net income                                                                          $2,067,528             $  730,366
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Deferred income taxes                                                                  (25,984)              (109,235)
    Depreciation and amortization                                                        3,107,069              2,687,474
    Principal portion of sales type leases received                                        646,611                444,908
    Gain on sale of equipment under sales type leases                                     (260,875)               (22,659
    (Increase) decrease in accounts receivable                                          (3,094,778)               664,152
    Increase in inventories net of leased equipment returned                               (20,158)              (881,125)
    Decrease (increase) in prepaid expenses                                                128,207                (95,904)
    Increase in accounts payable                                                           901,962                240,351
    Increase (decrease) in accounts payable - related party                                394,375               (109,731)
    Increase (decrease) in accrued expenses                                                376,438               (326,786)
    Increase (decrease) in income taxes payable                                            491,916               (237,341)
                                                                                         ---------              ---------
          Net cash provided by operating activities                                      4,712,311              2,984,470
                                                                                         ---------              ---------


Cash flows from investing activities:
    Cost of leased machines                                                             (6,263,683)            (5,232,929)
    Purchases of property and equipment                                                   (265,152)               (12,527)
                                                                                         ---------              ---------
          Net cash used in investing activities                                         (6,528,835)            (5,245,456)
                                                                                         ---------              ---------

Cash flows from financing activities:
    Net proceeds from notes payable                                                      1,975,472              2,470,498
    Repayment of long-term debt                                                           (207,698)              (192,302)
                                                                                         ---------              ---------
          Net cash provided by financing activities                                      1,767,774              2,278,196
                                                                                         ---------              ---------


    Increase (decrease) in cash                                                            (48,750)                17,210

    Cash at beginning of year                                                              132,501                 30,004
                                                                                         ---------              ---------

    Cash at end of period                                                               $   83,751             $   47,214
                                                                                         =========              =========



Supplemental disclosure of cash flow information:
    Interest paid                                                                       $  784,443             $  658,591
                                                                                         =========              =========

    Income taxes paid                                                                   $  725,518             $  847,199
                                                                                         =========              =========

    NBV of capitalized leased ITVMs returned from the field                             $  721,724             $  223,437
                                                                                         =========              =========


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the three and six months ended June 30, 2000 and 1999 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

2.       Inventories

         Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                               2000                     1999
                                               ----                     ----
Finished Goods                              $1,131,126              $1,350,719
Work in process                                792,694                 376,243
Raw materials and supplies                   4,032,167               3,487,144
                                             ---------               ---------
                                            $5,955,987              $5,214,106

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.

General

         This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 193. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements made in this and our other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

         As of June 30, 2000, the Company had sold or leased over 21,000 ITVMs and PCDMs under agreements with both domestic and international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

Results of Operations

         The Company's net revenues increased 162% to $13,488,541 from $5,139,358 for the three months, and 109% to $21,146,331 from $10,099,475 for the six months, ended June 30, 2000 and1999, respectively. Revenues from sales of ITVMs and PCDMs increased 2,448% to $8,275,446 from $324,724 for the three months ended June 30, 2000 and 1999, respectively, and increased 1,469% to $10,897,461 from $694,406 for the six months ended June 30, 2000 and 1999 respectively. The increase in revenues from sales resulted from ITVM sales for use by one state lottery and sales type leases to another state lottery. Revenues from operating leases increased 6% to $4,556,321 from $4,281,174 for the three months, and increased 8% to $9,002,255 from $8,350,031 for the six months, ended June 30, 2000 and 1999, respectively. Lease revenues increased as the result of additional ITVMs deployed under new or existing contracts. Lease revenues represented 34% and 83% of total revenues for the three months, and 43% and 83% of total revenues for the six months, ended June 30, 2000 and1999, respectively.

                   Cost of revenues increased 161% to $9,021,304 from $3,452,019 for the three months, and increased 111% to $14,052,816 from 6,651,128 for the six months, ended June 30, 2000 and 1999, respectively. Depreciation charged to cost of revenues increased 13% to $1,499,591 from $1,327,428 for the three months, and increased 18% to $3,010,910 from $2,559,651 for the six months, ended June 30, 2000 and 1999, respectively. Service and installation costs decreased 1% to $1,678,026 from $1,687,697 for the three months, and decreased 3% to $3,361,738 from $3,469,414 for the six months, ended June 30, 2000 and 1999, respectively, primarily due to lower parts replacement costs.

         As a result of the changes described previously, gross profit increased 165% to $4,467,237 from $1,687,339 for the three months, and increased 106% to $7,093,515 from $3,448,347 for the six months, ended June 30, 2000 and 1999, respectively.

          Selling, general, and administrative expenses increased 35% to $1,506,050 from $1,112,033 for the three months, and 26% to $2,631,051 from
$2,087,134 for the six months, ended June 30, 2000 and 1999, respectively. Increases in travel costs, legal and professional fees and property taxes on leased equipment were the primary factors related to the increase in cost for both the three months and six months periods.

         Interest expense increased 63% to $415,358 from $254,659 for the three months, and increased 64% to $795,782 from $484,899 for the six months, ended June 30, 2000 and 1999, respectively. The increase reflects increased overall borrowing under the Company's credit facility and increases in interest rates.

         Other income (expense) was ($16,189) and ($13,253) for the three months, and ($23,040) and $611,747 for the six months, ended June 30, 2000 and 1999, respectively. The income for the six month period in 1999 includes a one time non-recurring item from the settlement of litigation as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         As a result of the changes discussed above, income before income taxes increased 1,849% to $2,371,865 from $121,705 for the three months, and increased 183% to $3,334,918 from $1,177,676 for the six months, ended June 30, 2000 and 1999, respectively.

         As a result of the foregoing factors, net income increased 1,835% to $1,470,805 from $76,005 for the three months, and increased 183% to $2,067,528 from $730,366 for the six months, ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company's liquidity and capital resources can be significantly impacted by the Company's decision to typically utilize leasing as a means to market its ITVMs and PCDMs. Leasing inherently requires significantly more capital and longer-term payout than sales. At June 30, 2000 the Company had a total of 10,253 ITVMs and PCDMs deployed under leases as compared to 8,122 at June 30, 1999.

         The Company finances its operations primarily through cash flow from operations and a three year revolving credit facility from Mercantile Business Credit, Inc., or MBCI, entered into as of October 29,1997. The credit facility with MBCI is a $25,000,000 three-year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus two percent.

         Net cash provided by operations for the six months ended June 30, 2000 and 1999 was $4,712,311 and $2,984,470, respectively. The increase for the first six months of 2000 as compared to the same period in1999 results primarily from the increase in net income, an increase in depreciation and an increase in accounts payable offset by an increase in accounts receivable. The increases in net income, accounts receivable and accounts payable are the result of higher machine sales and a corresponding increase in purchases on account while the increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first six months of 1999.

         Net cash used in investing activities was $6,528,835 and $5,245,456 for the six months ended June 30, 2000 and 1999, respectively. This increase primarily reflects the Company's investment in larger and higher value ITVMs and PCDMs deployed under lease in the first six months of 2000 as compared to units deployed under lease in the first six months of 1999. Additionally, purchases of property, plant and equipment increased to $265,152 for the first six months of 2000 as compared to $12,527 for the same period in 1999 mainly as a result of capital expenditures made in connection with moving to a new manufacturing facility.

         Net cash provided by financing activities was $1,767,774 for the six months ended June 30, 2000 as compared to $2,278,196 net cash provided by financing activities for the six months ended June 30,1999. The change is the result of reduced borrowing under the Company's credit facility, partially offset by increased repayment of long-term debt.



         At June 30, 2000, the Company was indebted to MBCI in the aggregate principal amount of $17,980,501 and had $7,019,499 available under the credit facility. The Company's revolving credit facility is classified as current debt (notes payable) because there is no fixed schedule for repayment that extends beyond one year. The Company has no long-term debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The 2000 Annual Meeting of Shareholders was held on May 4, 2000.

(b)       Matters voted upon at Annual Meeting
              (1) The shareholders voted 2,974,828 shares in the affirmative, with 12,200 votes withheld, for the re-election of Gary S. Bell, Edmund Turek and L. Rogers Wells to three-year terms as directors of the Company. The terms of Kazmier Kasper and H. Jean Marshall as directors continue until the 2001 Annual Meeting and the terms of David F. Nichols and John J. Wingfield continue until the 2002 Annual Meeting.
              (2) The shareholders voted 2,943,718 shares in the affirmative, with 41,300 shares against and 2,010 shares abstaining, for the ratification of the appointment of Grant Thornton LLP as independent accountants of the Company for the fiscal year ending December 31, 2000.
              (3) The shareholders voted 2,934,202 shares in the affirmative, with 47,100 shares against and 5,726 shares abstaining, for the approval of the Employee Stock Purchase Plan.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
            27 Financial Data Schedule for the Six Months ended June 30, 2000.

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERLOTT TECHNOLOGIES, INC.
                                               (Registrant)



Date: August 14, 2000                   /s/ David F. Nichols
                                        -------------------------------------
                                        President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


                                         /s/ Dennis W. Blazer
                                         ------------------------------------
                                         Dennis W. Blazer
                                         Chief Financial and Accounting Officer