Form 10-Q
period 2000-09-30
INTERLOTT TECHNOLOGIES INC
filed 2000-11-14
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2000

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

                      7697 Innovation Way, Mason, OH 45040
          (Address of principal executive offices, including zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

           Class                               Outstanding at November 13, 2000
-----------------------------                 --------------------------------
Common Stock, $.01 Par Value                          3,212,875 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2000

                                Table of Contents

Item                                                                    Page
Number        PART I.  FINANCIAL INFORMATION                            Number
------                                                                  ------

  1          Financial Statements:

             Condensed Balance Sheets as of
             September 30, 2000 and December 31, 1999                     3

             Condensed Statements of Income
             for the three months and nine months ended
             September 30, 2000 and 1999                                  4

             Condensed Statements of Cash Flows
             for the nine months ended September 30, 2000 and 1999        5

             Notes to Condensed Financial Statements                      6

  2          Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7 - 9

  3          Quantitative and Qualitative Disclosures about               9
             Market Risk

             PART II.  OTHER INFORMATION

  6          Exhibits and Reports on Form 8-K                             10

             SIGNATURES                                                   11

             Financial Data Schedule                                      12

Item 1. Financial Statements               PART I.  FINANCIAL INFORMATION
        ---------------------            --------------------------------

                          INTERLOTT TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                    September 30, 2000 and December 31, 1999

ASSETS                                                                                    September 30, 2000      December 31, 1999
Current assets:
  Cash                                                                                         $    90,166           $   132,501
  Accounts receivable, less allowance for doubtful accounts of $215,872
    in 2000 and $225,501 in 1999                                                                 6,581,925             3,305,486
  Investment in sales type lease, current portion                                                1,639,432             1,251,144
  Inventories                                                                                    5,725,644             5,214,106
  Prepaid expenses                                                                                 198,448               267,838
                                                                                                ----------            ----------
         Total current assets                                                                   14,235,615            10,171,075

Property and equipment:
  Leased machines                                                                                38,672,305           35,244,923
  Machinery and equipment                                                                           759,380              610,968
  Building and improvements                                                                         692,379              202,441
  Furniture and fixtures                                                                             62,448               60,237
                                                                                                 ----------           ----------
                                                                                                 40,186,512           36,118,569
    Less accumulated depreciation and amortization                                               16,651,105           14,301,656
                                                                                                 ----------           ----------
         Net property and equipment                                                              23,535,407           21,816,913
Investment in sales type lease, less current portion                                              4,347,539            3,775,876
Product development rights, net of accumulated amortization of $696,663 in 2000
  and $641,664 in 1999                                                                              385,004              440,003
                                                                                                 ----------           ----------

                                                                                                $42,503,565          $36,203,867
                                                                                                 ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                                  17,853,977           16,005,029
  Current installments of long-term debt                                                             79,000              286,698
  Accounts payable                                                                                2,667,710            1,781,884
  Accounts payable - related party                                                                  316,860              179,469
  Accrued expenses                                                                                1,845,687            1,358,253
  Income taxes payable                                                                              101,283                    -
                                                                                                 ----------           ----------
         Total current liabilities                                                               22,864,517           19,611,333

Deferred tax liability                                                                              430,098              570,700
                                                                                                 ----------           ----------

         Total liabilities                                                                       23,294,615           20,182,033

Series A preferred stock, $.01 par value, 20,000,000  shares authorized, 1,335,000 shares issued and outstanding at
  September 30, 2000 and December 31, 1999                                                        1,335,000            1,335,000

Stockholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized, 3,212,875 shares issued and outstanding at September 30, 2000 and 3,210,000 at
    December 31, 1999                                                                                32,129               32,100
  Additional paid-in capital                                                                     10,405,226           10,376,017
  Retained earnings                                                                               7,436,595            4,278,717
                                                                                                 ----------           ----------
         Total stockholders' equity                                                              17,873,950           14,686,834
                                                                                                 ----------           ----------

                                                                                                $42,503,565          $36,203,867
                                                                                                 ==========           ==========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         Condensed Statements of Income
         Three Months and Nine Months ended September 30, 2000 and 1999


                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                        September 30,
Revenues:                                                   2000              1999               2000              1999

  Machine and parts sales                            $ 6,423,750        $  211,718        $17,321,211       $   906,124

  Machine leases                                       4,438,200         4,261,893         13,440,455        12,611,924

  Other                                                  716,506           521,394          1,963,120         1,576,432
                                                      ----------         ---------         ----------        ----------

                                                      11,578,456         4,995,005         32,724,786        15,094,480

Cost of revenues                                       7,835,434         3,470,232         21,888,250        10,121,360
                                                      ----------         ---------         ----------        ----------

  Gross profit                                         3,743,022         1,524,773         10,836,536         4,973,120

Operating expenses:

  Selling, general, and administrative
    expenses                                           1,413,337         1,044,625          4,044,388         3,131,759

  Research and development costs                         142,386           144,774            451,109           455,160
                                                      ----------         ---------         ----------        ----------

        Total operating expenses                       1,555,723         1,189,399          4,495,497         3,586,919
                                                      ----------         ---------         ----------        ----------

        Operating income                               2,187,299           335,374          6,341,039         1,386,201

Other income  (expense):

  Interest expense                                      (414,310)         (283,339)        (1,210,092)         (768,238)

  Other                                                  (14,380)           (1,591)           (37,421)           610,157
                                                      ----------         ---------         ----------        ----------

                                                        (428,690)         (284,930)        (1,247,513)         (158,081)
                                                      ----------         ---------         ----------        ----------

  Income before income taxes and
    extraordinary item                                 1,758,609            50,444          5,093,526         1,228,120

  Income taxes                                           668,260            19,169          1,935,649           466,479
                                                      ----------         ---------         ----------        ----------

  Income before extraordinary item                     1,090,349            31,275          3,157,877           761,641
  Extraordinary item (less applicable
    income taxes of $92,371)                                   -           151,106                  -           151,106
                                                      ----------         ---------         ----------        ----------

     Net Income                                      $ 1,090,349        $  182,381        $ 3,157,877        $  912,747
                                                      ==========         =========         ==========         =========

     Basic net income per share before
     extraordinary item                                    $ .34             $ .01              $ .98             $ .23
                                                           =====             =====              =====             =====
     Diluted net income per share before
     extraordinary item                                    $ .33             $ .01               $ .98            $ .23
                                                           =====             =====               =====            =====
     Basic and diluted extraordinary
     item per share                                        $ .00             $ .05              $ .00             $ .05
                                                           =====             =====              =====             =====
     Basic  net income per share                           $ .34             $ .06              $ .98             $ .28
                                                           =====             =====              =====             =====
     Diluted net income per share                          $ .33             $ .06              $ .98             $ .28
                                                           =====             =====              =====             =====

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                       Condensed Statements of Cash Flows

                  Nine Months ended September 30, 2000 and 1999

                                                                                           Nine Months Ended September 30,
                                                                                           2000                      1999
Cash flows from operating activities:
  Net income                                                                         $3,157,877                $  912,747
  Adjustments  to  reconcile  net  income to net cash
  provided  by  operating activities:
    Net book value of equipment disposals                                                     -                   113,564
    Deferred income taxes                                                              (140,602)                  (34,173)
    Depreciation and amortization                                                     4,765,021                 4,068,365
    Principal portion of sales type leases received                                   1,036,267                   661,135
    Gain on sale of equipment under sales type leases                                  (294,038)                  (24,402)
    (Increase) decrease in accounts receivable                                       (3,276,439)                  307,306
    Decrease(Increase) in inventories                                                   239,077                (1,113,501)
    Decrease(Increase) in prepaid expenses                                               69,390                  (168,872)
    Increase in accounts payable                                                        885,826                   347,626
    Increase in accounts payable - related party                                        137,391                     8,099
    Increase (decrease) in accrued expenses                                             487,434                  (155,620)
    Increase (decrease) in income taxes payable                                         101,283                  (248,458)
                                                                                      ---------                 ---------

         Net cash provided by operating activities                                    7,168,487                 4,673,816
                                                                                      ---------                 ---------

Cash flows from investing activities:
  Cost of leased machines                                                            (8,240,749)               (7,692,363)
  Purchases of property and equipment                                                  (640,561)                  (26,438)
                                                                                      ---------                 ---------
         Net cash used in investing activities                                       (8,881,310)               (7,718,801)
                                                                                      ---------                 ---------

Cash flows from financing activities:
   Net proceeds from notes payable                                                    1,848,948                 3,263,692
   Proceeds from exercise of stock options                                               29,238                         -
   Repayment of long-term debt                                                        (207,698)                 (192,302)
                                                                                      ---------                 ---------
         Net cash provided by financing activities                                    1,670,488                 3,071,390
                                                                                      ---------                 ---------

(Decrease) Increase in cash                                                             (42,335)                   26,405
Cash at beginning of year                                                               132,501                    30,004
                                                                                      ---------                 ---------

Cash at end of period                                                                $   90,166                $   56,409
                                                                                      =========                 =========


Supplemental disclosure of cash flow information:
  Interest paid                                                                      $1,188,926                $  921,545
                                                                                      =========                 =========
  Income taxes paid                                                                  $1,857,648                $  996,956
                                                                                      =========                 =========
  NBV of capitalized leased ITVMs returned to inventory                              $  750,615                $  868,264
                                                                                      =========                 =========



            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the three and nine months ended September 30, 2000 and 1999 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and footnotes, including the summary of significant accounting policies, which appear in the Company's 1999 Annual Report filed with the Securities and Exchange Commission as an exhibit to the Company's 1999 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

2.       Inventories

         Inventories at September 30, 2000 and December 31, 1999 consist of the following:

                                           2000                       1999
                                           ----                       ----
Finished Goods                       $1,045,380                 $1,350,719
Work in process                         895,135                    376,243
Raw materials and supplies            3,785,129                  3,487,144
                                      ---------                  ---------
                                     $5,725,644                 $5,214,106

3.       Stock Split

         The Board of Directors has approved a two-for-one stock split of the common stock. As a result of the split, shareholders will be entitled to receive one additional share for every share of Interlott common stock held on the record date, November 30, 2000. Certificates representing shares resulting from the split will be distributed by the transfer agent on the effective date of the split, December 20, 2000.

          Earnings per share data included in this quarterly report has been reported on a pre-split basis.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.

General

         This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," "believe," "intend," and similar expressions are intended to identify forward-looking statements which involve risks and uncertainties such as fluctuations in financial results, a decline in market acceptance of ITVMs, loss of large contracts, loss of patent protection, changes in technology and increasing competition. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

         As of September 30, 2000, the Company had sold or leased over 22,000 ITVMs and PCDMs under agreements with both domestic and international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

Results of Operations

         The Company's net revenues increased 132% to $11,578,456 from $4,995,005 for the three months, and 117% to $32,724,786 from $15,094,480 for the nine months, ended September 30, 2000 and 1999, respectively. Revenues from sales of ITVMs and PCDMs increased 2,934% to $6,423,750 from $211,718 for the three months ended September 30, 2000 and 1999, respectively, and increased 1,812% to $17,321,211 from $906,124 for the nine months ended September 30, 2000 and 1999, respectively. The increase in revenues from sales resulted from ITVM sales for use by one state lottery and sales type leases to another state lottery. Revenues from operating leases increased 4% to $4,438,200 from $4,261,893 for the three months, and increased 7% to $13,440,455 from $12,611,924 for the nine months, ended September 30, 2000 and 1999, respectively. Lease revenues increased as the result of additional ITVMs deployed under new or existing contracts. Lease revenues represented 38% and 85% of total revenues for the three months, and 41% and 84% of total revenues for the nine months, ended September 30, 2000 and 1999, respectively.

          Cost of revenues as a percent of total revenues decreased 2% to 68% from 70% for the three months and remained constant at 67% for the nine months ended September 30, 2000 and 1999, respectively. Depreciation charged to cost of revenues increased 18% to $1,582,269 from $1,342,027 for the three months, and increased 18% to $4,593,179 from $3,901,678 for the nine months, ended September 30, 2000 and 1999, respectively. Service and installation costs decreased 13% to $1,628,832 from $1,874,308 for the three months, and decreased 7% to $4,990,570 from $5,343,722 for the nine months, ended September 30, 2000 and 1999, respectively, primarily due to lower parts replacement costs. Gross profit percentage increased 1% to 32% from 31% for the three months, and remained constant at 33% for the nine months, ended September 30, 2000 and 1999, respectively.

          Selling, general, and administrative expenses increased 35% to $1,413,337 from $1,044,625 for the three months, and 29% to $4,044,388 from
$3,131,759 for the nine months, ended September 30, 2000 and 1999, respectively. An increase in personnel, plus legal and professional fees were the primary factors related to the increase in cost for both the three months and nine months ended September 30, 2000 as compared to the same periods in 1999.

         Interest expense increased 46% to $414,310 from $283,339 for the three months, and increased 58% to $1,210,092 from $768,238 for the nine months, ended September 30, 2000 and 1999, respectively. The increase reflects increased overall borrowing under the Company's credit facility and increases in interest rates.

         Other (expense) income was ($14,380) and ($1,591) for the three months, and ($37,421) and $610,157 for the nine months, ended September 30, 2000 and 1999, respectively. The income for the nine month period in 1999, includes a one time non-recurring item from settlement of litigation as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         As a result of the changes discussed above, income before income taxes increased 498% to $1,758,609 from $293,921 for the three months, and increased 246% to $5,093,526 from $1,471,597 for the nine months, ended September 30, 2000 and 1999, respectively.

         Net income increased 498% to $1,090,349 from $182,381 for the three months, and increased 246% to $3,157,877 from $912,747 for the nine months, ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company's liquidity and capital resources can be significantly impacted by the Company's decision to typically utilize leasing as a means to market its ITVMs and PCDMs. Leasing inherently requires significantly more capital and longer-term payout than sales. At September 30, 2000 the Company had a total of 9,142 ITVMs and PCDMs deployed under leases as compared to 8,059 at September 30, 1999.

The Company finances its operations primarily through cash flow from operations and a revolving credit facility from Mercantile Business Credit, Inc. or MBCI, entered into as of October 29,1997 and extended through November 30, 2000. MBCI has proposed a 36-month extension of the credit facility. The Company intends either to extend the facility with MBCI or to enter into a comparable facility with a new lender. The credit facility with MBCI is a $25,000,000 credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus two percent.

         Net cash provided by operations for the nine months ended September 30, 2000 and 1999 was $7,168,487and $4,673,816, respectively. The increase for the first nine months of 2000 as compared to the same period in1999 results primarily from the increase in net income, an increase in depreciation and an increase in accounts payable offset by an increase in accounts receivable and inventory. The increase in depreciation is the result of the greater number of ITVMs and PCDMs deployed under leases as compared to the number deployed in the first nine months of 1999 and the increase in accounts payable and inventory is attributable to higher production levels. The increase in accounts receivable is due to the direct sale of machines to one state lottery.

         Net cash used in investing activities was $8,881,310 and $7,718,801 for the nine months ended September 30, 2000 and 1999, respectively. This increase reflects the increase in larger and higher value ITVMs and PCDMs deployed under lease in the first nine months of 2000 as compared to units deployed under lease in the first nine months of 1999, as well as investments in property plant & equipment at the new manufacturing facility in Mason.

         Net cash provided by financing activities was $1,670,488 for the nine months ended September 30, 2000 as compared to $3,071,390 for the nine months ended September 30,1999. The decrease is the result of lower borrowing to fund the increase in leased ITVMs and PCDMs, partially offset by increased repayment of long-term debt.

         At September 30, 2000, the Company was indebted to MBCI in the aggregate principal amount of $17,853,977 and had $7,146,023 available under the credit facility. The Company's revolving credit facility is classified as current debt (notes payable) because there is no fixed schedule for repayment that extends beyond one year.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

(a)      Exhibits.
           27 -     Financial Data Schedule for the Nine Months Ended
                      September 30, 2000

(b) Reports on Form 8-K. No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERLOTT TECHNOLOGIES, INC.
                                                 (Registrant)



Date: November 13, 2000                  /s/ David F. Nichols
                                         -----------------------------------
                                         President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)


                                         /s/ Dennis W. Blazer
                                         -----------------------------------
                                         Dennis W. Blazer
                                         Chief Financial and Accounting Officer