Form 10-K
period 2000-12-31
INTERLOTT TECHNOLOGIES INC
filed 2001-04-02
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 21, 2001 was $9,581,640. There were 6,432,042 shares of Common Stock outstanding as of March 21, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference in Part III hereof.

                          INTERLOTT TECHNOLOGIES, INC.
                           Annual Report On Form 10-K
                   For the Fiscal Year Ended December 31, 2000

                                Table of Contents

Item                                                                                                      Page
Number                                                                                                    Number
PART I.........................................................................................................4
   1.      Business............................................................................................4
   2.      Properties.........................................................................................13
   3.      Legal Proceedings..................................................................................14
   4.      Submission of Matters to a Vote of Security Holders................................................14
PART II.......................................................................................................14
   5.      Market for the Registrant's Common Stock and Related Stockholder Matters...........................14
   6.      Selected Financial Data............................................................................15
   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............16
   7(A).   Quantitative and Qualitative Disclosures About Market Risk.........................................23
   8.      Financial Statements and Supplementary Data........................................................24
   9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...............41
PART III......................................................................................................42
   10.     Directors and Executive Officers of the Registrant.................................................42
   11.     Executive Compensation.............................................................................42
   12.     Security Ownership of Certain Beneficial Owners and Management.....................................42
   13.     Certain Relationships and Related Transactions.....................................................42
PART IV.......................................................................................................42
   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................42
           SIGNATURES.........................................................................................44
           INDEX OF FINANCIAL STATEMENT SCHEDULES.............................................................S-1
           INDEX OF EXHIBITS..................................................................................E-1

                                     PART I

ITEM 1.           BUSINESS

         Interlott Technologies, Inc. (the "Company" or "Interlott") is engaged primarily in the design, manufacture, sale, lease and service of instant winner lottery ticket vending machines ("ITVMs"). ITVMs are used by public lotteries operated by states and international public entities to dispense instant winner lottery tickets primarily in retail locations such as supermarkets and convenience stores. An instant lottery commonly is played by players scratching off a latex coating from a pre-printed ticket or tearing pull-tabs from a pre-printed ticket to determine the outcome of the game. The Company's ITVMs dispense instant lottery tickets directly to players, thereby permitting the retailer or agent to sell tickets without disrupting the normal duties of its employees.

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

         As of December 31, 2000, the Company had sold or leased over 23,000 ITVMs through agreements with 25 different state lotteries and the District of Columbia and five international jurisdictions, or their licensees or contractors. The Company was awarded seven of the seven contracts that were awarded to the industry in 2000.

         On February 23, 2001 the Company entered into a definitive agreement with On-Point Technology Systems, Inc. to acquire the lottery assets of On-Point, including patents, technology, inventory and contracts. On-Point designs, manufactures, sells, leases and services high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets. Currently it has contracts with four state and two international lotteries. Lottery related revenues during 2000 were $10.2 million. The closing of the acquisition is subject to necessary consents and approvals, including the approval of the sale by the shareholders of On-Point. Upon the closing of the acquisition, the Company and On-Point will enter into a separate agreement to market a patented design for an online activated instant lottery ticket.

         Taking advantage of its expertise in dispensing technology, the Company introduced a prepaid phone card dispensing machine ("PCDM") in 1995 that enables providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations without the assistance of an employee of the retailer. The dispensing process used in the Company's PCDM incorporates the same patented technology used in the Company's PTVM, and the Company believes that this dispensing technology is superior to any other PCDM dispensing technology on the market. Although PCDM revenues in 2000 represented less than 2% of total revenues, the Company continues to believe that PCDMs may be a source of future sales growth.

         Interlott is a Delaware corporation. The Company's Common Stock trades on the American Stock Exchange under the symbol "ILI."


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

         The Company's ITVMs automatically dispense instant lottery tickets upon payment from the user. The burster technology in the Company's ITVMs automatically separates one scratch-off instant ticket from another along the perforations between tickets to help prevent tearing of the tickets or scarring of the latex on the tickets. This technology also enables the Company's ITVMs to dispense and account for virtually any known type of scratch-off instant lottery ticket, allowing the use of a wide range of sizes, shapes, paper stocks or perforations, without the intervention of a lottery retailer or agent. This feature allows a lottery to purchase virtually all types of scratch-off instant tickets from its instant ticket manufacturer without having to request from the manufacturer major alterations in the ticket perforations. For example, the Company's ITVM can dispense recyclable scratch-off tickets without tearing or scarring the tickets. This feature also is particularly beneficial to international lottery jurisdictions that may use non-standard sizes, shapes and paper stocks. In addition, the ITVM for scratch-off tickets is faster than manual sales of scratch-off tickets as the ITVM's entire dispensing process is completed in less than 1.5 seconds once the ticket selector button has been pushed.

         The  Company's  ITVMs  for   scratch-off   tickets  have  a  record  of
reliability. The Company believes that the mean time between failure of its ITVMs is approximately 3.75 years and that the mean time to repair is approximately 15 minutes.

         Due to the recent introduction of the new modular expandable dispensing system ("EDS") The Company's ITVM for scratch-off tickets now has the capacity to dispense tickets from one to 24 different bins. Because each bin can dispense tickets of different sizes, paper stocks and price levels, lotteries can sell scratch-off tickets for up to 24 different instant-winner games with a single ITVM. The ITVM can accommodate up to 24,000 tickets in the 24-game unit and can dispense all tickets in the bin without manual intervention. When all of the tickets in a bin have been dispensed, tickets can be easily reloaded by an employee of the retailer or agent. The ability of the Company's ITVM to dispense every ticket in each bin not only facilitates the ticket reloading process but also enhances the accuracy of the inventory and accounting functions.

         All of the Company's ITVMs accept bills in $1, $2, $5, $10 and $20 denominations and, in some applications, accept international currency. The size of the Company's ITVM for scratch-off tickets varies from 69 inches tall, 28 inches wide and 33.5 inches deep for a 24-game unit to 19.75 inches tall, 15.5 inches wide and 20.5 inches deep for a countertop unit.

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

         For security and durability purposes, each of the Company's ITVM cabinets is manufactured with 16 gauge and 11 gauge steel. The surface of the ITVM is coated with durable and fade resistant paints. The display windows are fabricated from a flame resistant, high impact polycarbonate sheet material. This material is shatter resistant and, to date to the knowledge of the Company, none of the Company's installed ITVMs has had a polycarbonate window broken or shattered. Additionally, to the knowledge of the Company, the cabinets have not had any fading, marring, scratching, chipping or rusting. All of the Company's ITVMs are manufactured with high security locks which are coded to prevent unauthorized duplication, and each ITVM is keyed separately, except for ITVMs deployed in Maryland where the Lottery desired a master key system. For further security, each of the Company's bill acceptor units must be accessed with a key unique to the particular acceptor unit.

         All of the Company's ITVMs for scratch-off tickets utilize copyrighted software that can supply up to 12 different reports for accounting and inventory purposes. These reports can provide to the lottery and its retailers or agents a complete summary of daily sales, weekly sales, total sales, sales by game, current status of the machine, inventory of the product currently in the ITVM, the last three transactions of the ITVM and other types of information. The software system allows for a simple diagnostic test to identify any malfunction of the ITVM. The diagnostic mode communicates various information such as ticket size setting, status of electronics, status of each game and other information concerning the system software. The Company's ITVM software system may be programmed to the detail specifications of the specific lottery.

         To dispense pull-tab instant lottery tickets, the Company's PTVM uses the same technology, design and specifications as are incorporated in the Company's PCDM, described below.

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

         All of the Company's PCDMs utilize copyrighted software that can supply up to twelve different reports for accounting and inventory purposes. These reports can provide retailers a complete summary of daily sales, weekly sales, total sales, sales by bin, current status of the machine, inventory of the product currently in the PCDM, the last three transactions of the PCDM and other types of information. The software system allows for a simple diagnostic test to identify any malfunction of the PCDM.

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

         To further increase the likelihood of receiving ITVM orders from lotteries, the Company offers flexible financing alternatives to the lotteries. The Company believes that many state lotteries, due to budget considerations, cannot afford the high capital costs required to purchase ITVMs. However, if the Company can provide attractive variations of its standard and percentage lease financing options for the lotteries, the lotteries can more affordably deploy ITVMs.

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

         On occasion, the Company participates in cooperative supply arrangements with other lottery suppliers. These arrangements allow lotteries to reduce their operating costs and provide a more efficient means for contracting products and services. The Company's ITVMs are deployed in Pennsylvania and West Virginia pursuant to cooperative supply arrangements between the Company and Automated Wagering, Inc., which is the primary contractor for the Pennsylvania and West Virginia Lotteries. ITVMs are deployed in Georgia pursuant to a cooperative supply arrangement with Scientific Games, Inc. and in New Jersey pursuant to a purchase agreement between the Company and GTECH Corporation, which is the on-line supplier to the New Jersey Lottery. The Company is responsible for installing, servicing and maintaining the ITVMs in Georgia but is not required to provide preventive maintenance or servicing for the ITVMs supplied for use in Pennsylvania, West Virginia and New Jersey.

         PCDMs

         The Company has been marketing its PCDMs since late 1995 and to date has employed a marketing strategy that is similar to the strategy that it has used successfully to market its ITVMs. The focus of the Company's marketing strategy is on the superior performance and reliability of its PCDMs as well as on competitive pricing. The Company markets its PCDMs to both domestic and international providers of long distance telephone service. The Company attends telecommunications trade shows, maintains personal contact with telecommunications companies through its sales force and advertises in trade publications to increase its presence in the telecommunications industry.

         The Company is expanding its marketing presence with the retail grocers associations, convenience store operators associations, retail stores at both the corporate and store levels, and other types of corporate or association member entities to familiarize these groups with the Company's PCDM. These retailers are the distribution system for prepaid telephone calling cards. To further increase the likelihood of receiving PCDM orders from sellers of prepaid telephone calling cards, the Company is offering additional and more flexible financing alternatives; however, almost all the PCDMs in the field today have been sold rather than leased.

Contracts

         ITVMs

         The Company's lottery contracts typically are entered into following a competitive bidding process. Once a lottery has determined to utilize ITVMs in its distribution network, the lottery usually will request proposals from ITVM providers. Lotteries within the United States typically follow a procedure whereby the lottery issues a Request for Proposal ("RFP") to determine the contract award for installation of ITVMs. The RFP generally seeks information concerning each company's products, cost of the products or services to be provided, quality of management, experience in the industry and other factors that the lottery may deem material to a contract award. The RFP also may specify product criteria and other qualifications or conditions that must be satisfied, such as UL((R)) listing and FCC approval of the ITVM and in-state or minority supplier requirements. Generally, a committee of key lottery staff members evaluates the proposals based on an established point system, and the contract is awarded to the company with the most points.

         The nature of the RFP process varies from jurisdiction to jurisdiction. The length of time that a lottery might take to award a contract can be difficult to predict, and delays in the contract award process are frequent. Additionally, the point system or the weighting of the various points varies from jurisdiction to jurisdiction, which often makes it difficult for the bidding companies to determine the relative importance of the various factors to be considered by the evaluation committee. In certain cases the contract award is challenged by the losing bidder, which can result in protracted legal proceedings for all parties.

         The Company offers lotteries a choice of three types of contracts: (i) Standard Lease Agreements, (ii) Sales Agreements, and (iii) Percentage Lease Agreements. ITVM lease revenues as a percentage of the Company's total revenues were 57.9%, 75.7% and 42.2% in 1998, 1999 and 2000, respectively.

         The Standard Lease Agreements provide that the lottery will pay a fixed monthly price per machine for a specific period of time. These agreements typically specify a number of years for the initial contract term with additional option periods at the election of the lottery. The lottery may award a separate service contract for the maintenance of the machines, incorporate the cost of service into the established monthly lease price or perform machine service itself. Similar arrangements are available for replacement parts for the ITVMs.

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

         All types of ITVM contracts typically contain stringent installation, performance and maintenance requirements. Failure to perform the contract requirements may result in significant liquidated damages or contract termination. To date, the Company has not had to pay any liquidated damages or had any contract terminated by any lottery.

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

         Thirty states and the District of Columbia utilize ITVMs in some manner as part of their instant ticket distribution system. As of December 31, 2000, Company ITVMs had been deployed in 25 of these states and the District of Columbia as well as five international jurisdictions. The Company currently has 10,427 ITVMs under lease with 19 states and the District of Columbia. These leases expire on various dates through 2005. In certain cases, the Company's contracts are with third parties who are the primary contractors to the lottery. See "Marketing and Sales - ITVMs" above.

         During 2000, the Company's contract with the Pennsylvania Lottery accounted for 39.3% of the Company's revenues and a contract with Ohio accounted for 9.3%.

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

         Most PCDMs to date have been acquired through purchase orders rather than contracts and are sold rather than leased. Like contracts with the lotteries, the purchase orders may contain stringent installation, performance and service requirements. As of December 31, 2000, the Company had sold 829 PCDMs.

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

Research And New Product Development

         The Company continually seeks to enhance its existing product lines and to develop new products and has developed many of the technological advancements used in the ITVM industry. The Company was the first to obtain UL((R)) listing and FCC approval. The Company also was the first to (i) manufacture and deliver ITVMs under a lease contract agreement, (ii) offer a "random play" push button selector option through which the ITVM rather than the player randomly selects the game to be played and (iii) receive patent protection for the technology used in its ITVM burster dispensing mechanism.

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

         In 1998, the Company introduced its Modular Vending Platform ("MVP") to address the specific needs of convenience store and grocery check-out lanes. The MVP may be installed in a variety of configurations including under-the-counter. This technology reduces ticket shrinkage and increases sales volume of instant tickets and may also be tied into the Point of Service register.

         In an effort to expand its product lines into new markets, the Company has developed a device which dispenses stored value "smart cards." This product will be marketed in the future to the financial services industry to the extent that consumer use of smart cards develops in the future.

         Research and development expenditures were $618,819, $581,885 and $640,151 for 1998, 1999 and 2000, respectively.

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

Patents, Trademarks and Copyrights

     The Company currently has eight U.S. and foreign patents and 13 pending patent applications relating to its ITVMs and has filed a disclosure document with the United States Patent and Trademark Office ("PTO").

     The Company owns by assignment U.S. Patent No. 4,982,337 entitled "System for Distributing Lottery Tickets." The assignment is recorded at the PTO. This patent is for the Company's burster technology, which is the key component of the Company's ITVM. The patent expires December 31, 2007. Improvements to the burster technology developed by the Company are the subject of U.S. Patent No. 5,836,498, which expires April 10, 2016. The improved burster provides for an increased range of operation for reliable and effective separation of the adjacent tickets along the lines of weakness. Additional patent applications are pending on these and other improvements to the burster technology.

     The Company has developed a new system designed specifically for retail vending of lottery tickets and other items at the point of sale. The system utilizes the Company's burster technology and includes other modular and distributed components that can be adapted for use at the point of sale. The Company owns U.S. Patent Nos. 5,943,241 and 6,038,492 and has a pending U.S. patent application on this technology as well as corresponding foreign pending patent applications.

     The Company owns U.S. Patent No. 5,330,185 for the "Method and Apparatus for Random Play of Lottery Games," which expires March 30, 2013; U.S. Patent No. 5,472,247 for a "Multi-Point High Security Locking Mechanism for Lottery Machines," which expires July 18, 2014; and U.S. Design Patent No. 376,621 for the Company's double-game countertop ITVM, which expires December 17, 2010. The Company believes that each of these patents is important but not essential to the Company's business.

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

     The Company is the exclusive licensee of the dispensing technology used in PTVMSs and PCDMs pursuant to an agreement with Algonquin Industries. Algonquin Industries has been granted nine U.S. patents for the licensed technology. Under the terms of the license agreement, the Company is the sole entity entitled to use this technology on its ITVMs. See "Item 13. Certain Relationships and Related Transactions."

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

Competition

         Competition in the markets for the Company's ITVM and PCDM is based on a number of factors, including technological features, product quality and reliability, price, compatibility, ease of installation and use, marketing and distribution capabilities, product delivery time, and service and support. The Company is aware of five manufacturers of ITVMs and approximately four manufacturers of PCDMs in the United States, and competition among these manufacturers is intense. Of the five ITVM competitors, the Company has the largest share of the ITVM market in the United States. The Company is not aware of any published data regarding market shares in the PCDM industry, but the Company does not believe that it has the largest market share in the PCDM industry.

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

         On February 23, 2001 the Company entered into a definitive agreement with On-Point Technology Systems, Inc. to acquire the lottery assets of On-Point, including patents, technology, inventory and contracts. On-Point designs, manufactures, sells, leases and services high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets. Currently it has contracts with four state and two international lotteries. Lottery related revenues during 2000 were $10.2 million. The closing of the acquisition is subject to necessary consents and approvals, including the approval of the sale by the shareholders of On-Point.

Government Regulation

         ITVMs

         Lotteries are not permitted in the various states and jurisdictions of the United States unless expressly authorized by legislation. Similarly, the commencement of ITVM sales and leasing in a jurisdiction requires authorizing legislation and implementing regulations.

         Currently, 37 states and the District of Columbia have enacted legislation to allow for the operation of a lottery, and 30 of these jurisdictions utilize ITVMs in some manner as part of their instant ticket distribution process. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority, dictate the price structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel. Although the Company currently believes that it is unlikely that states which have enacted legislation that expressly authorizes the use of ITVMs will adopt legislation in the foreseeable future that prohibits the use of ITVMs, there can be no assurance that this will not occur.

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

Backlog

         The Company's backlog of ITVMs as of December 31, 2000 was approximately $17,637,660, which was equal to the total base lease payments or sales value for ITVMs that were committed for production but had not been shipped to various lotteries as of December 31, 2000. At December 31, 1999, the comparable backlog was approximately $24,365,000. Approximately 63% of the backlog at December 31, 2000 related to a contract awarded by a state lottery earlier in the month. It is anticipated that substantially all of the Company's backlog at December 31, 2000 will be shipped on or before December 31, 2001. The Company had a backlog of PCDMs committed for production at December 31, 2000 of $189,750.

         The Company has various lease or sales agreements that permit the lotteries, at their sole option, to lease or purchase additional ITVMs. However, the Company does not include these additional ITVMs in backlog ITVMs that may be sold or leased under existing contracts unless the Company has received a firm order for the ITVMs. Due to the relatively large size of individual orders, the small number of customers and the long sales cycle of the lottery industry, management considers backlog to be an indicator of current activity and not necessarily predictive of future orders.

Employees

         The Company utilizes a work force of full-time employees supported from time to time by temporary or contract manufacturing and engineering personnel. As of December 31, 2000, the Company had 184 full-time employees, of which 62 were manufacturing employees, 8 were engineering employees, 92 were service employees, 5 were clerical and administrative employees and 6 were executives or senior managers. Two of the executives and senior managers were devoted to sales and four were devoted to management and administration. No Company employees are represented by any union, and the Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

         The Company's manufacturing, sales, distribution and executive offices are located in approximately 52,500 square feet of leased space in Mason, Ohio. The facility is comprised of 15,000 square feet of office space and 37,500 square feet of manufacturing and storage space. The Company believes that this facility is suitable for and adequate to support its operations for the foreseeable future. The lease for this facility expires on March 31, 2005.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

         The Company's common stock is traded on the American Stock Exchange under the symbol "ILI." The table below shows the high and low closing sale prices per share for the common stock as reported by the American Stock Exchange for the periods indicated. All prices are adjusted to reflect a 2-for-1 split of the common stock on December 20, 2000.

                                         High                 Low
1999:

         First Quarter                  $3.50               $3.00
         Second Quarter                  3.13                2.81


         Third Quarter                   3.19                2.75
         Fourth Quarter                  2.88                2.00


2000:
         First Quarter                   3.06                2.38
         Second Quarter                  3.19                2.63
         Third Quarter                   7.69                3.13
         Fourth Quarter                  8.63                4.22


         At March 19, 2001 there were approximately 57 stockholders of record and an unknown number of beneficial owners holding stock in nominee or "street" name. The Company has paid no cash dividends on its common stock and currently intends to retain all future earnings for use in the development of its business.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table presents selected financial data derived from the Company's audited financial statements for each year in the five-year period ended December 31, 2000 and should be read in conjunction with the Company's Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below.

                            SELECTED FINANCIAL DATA

                                                            Year Ended
 -----------------------------------------------------------------------------------------------------------------------------
                                            Dec. 31            Dec. 31            Dec. 31            Dec. 31          Dec. 31
                                             2000                1999               1998               1997             1996
 -----------------------------------------------------------------------------------------------------------------------------
 Revenues
   Machine sales                         $21,958,631        $ 3,311,874        $ 8,229,950        $ 4,567,441    $ 5,596,698
   Machine leases                         17,966,445         16,901,911         14,165,379         12,874,450     11,766,623
   Other                                   2,664,014          2,120,245          2,078,644          1,669,160      1,235,368
 Net revenues                             42,589,090         22,334,030         24,473,973         19,111,051     18,598,689
 Net income                                3,610,199          2,070,298          1,622,313          1,451,654      1,320,597
 Net income per share                           0.56               0.32               0.25               0.23           0.21
 Depreciation and amortization             6,622,439          5,547,909          4,585,325          4,143,408      3,902,387
 Leased ITVM's, less
 accumulated depreciation                 21,572,590         21,549,400         17,105,891         14,740,462     10,940,398
 Total assets                             40,003,767         36,203,867         28,774,249         24,612,884     20,992,733
 Total debt                               16,000,160         16,291,727         11,645,374          9,458,004      7,715,140
 -----------------------------------------------------------------------------------------------------------------------------
 Redeemable preferred stock                      -            1,335,000          1,335,000          1,335,000      1,335,000
 -----------------------------------------------------------------------------------------------------------------------------


Results of Operations                                                                     Year Ended
                                                                           -------------------------------------
                                                                            Dec. 31    Dec. 31      Dec. 31
                                                                              2000       1999         1998
                                         Revenues
The table at right presents              -----------------------------------------------------------------------
selected financial information           Machine sales                        51.6%       14.8%        33.6%
derived from the Company's               Machine leases                       42.2        75.7         57.9
statements of income expressed           Other                                 6.2         9.5          8.5
as a percentage of revenues               Total revenues                     100.0       100.0        100.0
for the years indicated.                 Cost of revenues
                                          excluding depreciation              53.4        39.0         48.4
                                         Depreciation                         14.9        23.9         17.5
                                         Gross margin                         31.7        37.1         34.1
                                         Selling, general and
                                          administrative expenses             12.8        18.8         16.5
                                         Research and
                                          development costs                    1.5         2.6          2.5
                                         Operating income                     17.4        15.7         15.1
                                         Interest expense                      3.8         4.9          4.0
                                         Income before income
                                          taxes                               13.6        14.7         11.1
                                         Income taxes                          5.1         5.4          4.5
                                         Net income                            8.5         9.3          6.6
                                         -----------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenue base consists of (1) payments from instant ticket vending machine ("ITVM") and phone card dispensing machine ("PCDM") leases, (2) sales of ITVMs and PCDMs, and (3) to a lesser extent, sales of parts for ITVMs and PCDMs and service agreements. Leases provide the Company with a consistent revenue stream, opportunities to generate income on financing, and the potential to deploy a greater number of ITVMs within a lottery's budget due to the lower initial cash outlay required by the lottery. Leasing ITVMs also gives a lottery the flexibility to enhance its ITVMs in the future with new technology from the Company. On the other hand, leasing ITVMs requires the Company to invest capital or otherwise finance the manufacture of ITVMs, whereas sales of ITVMs result in the receipt of payment in full upon delivery of the ITVMs. When the Company sells ITVMs, the Company generally is able to manufacture and deliver the ITVMs and receive full payment for them before it must pay for the materials used to manufacture the ITVMs. Nevertheless, the Company believes that the advantages of leasing ITVMs, as described above, justify the initial capital investment or financing costs required to manufacture ITVMs for lease.

         Some of the benefits of leasing described above apply to PCDMs; however due to the typically smaller size of a PCDM customer order, a great majority of the PCDMs deployed to date have been sold rather than leased.

         The Company historically has experienced fluctuations in its financial results due to its dependence upon a small number of major customers and the unpredictable nature, timing and results of the lotteries' contract bid and award process. The Company's revenues and capital expenditures can vary significantly from period to period because the Company's sales cycle may be relatively long and because the amount and timing of revenues and capital expenditures depend on factors such as the amount and timing of awarded contracts and changes in customer budgets and demands. Operating results may be affected by the lead-time sometimes required for business opportunities to result in signed lease or sales agreements, working capital requirements associated with manufacturing ITVMs pursuant to new orders, increased competition and the extended time that may elapse between the award of a contract and the receipt of revenues from the sale or lease of ITVMs.

         On February 23, 2001, the Company entered into a definitive agreement with On-Point Technology Systems, Inc. to acquire the lottery assets of On-Point, including patents, technology, inventory and contracts. On-Point designs, manufactures, sells, leases and services high security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets. Currently it has contracts with four state and two international lotteries. Lottery related revenues during 2000 were $10.2 million. The purchase price for the lottery assets includes $13.5 million to be paid at the closing, deferred payments of $9 million payable, subject to adjustment, over five years, and an earn out amount of up to $6 million which amount is tied to certain future revenues. The closing of the acquisition is subject to necessary consents and approvals, including the approval of the sale by the shareholders of On-Point. Upon the closing of the acquisition, the Company and On-Point will enter into a separate agreement to market a patented design for an online activated instant lottery ticket.

2000 as Compared to 1999

         Total revenues increased by $20,255,060 from $22,334,030 in 1999 to $42,589,090 in 2000, or 91%, due to an $18,646,757 increase in machine sales, a $1,064,534 increase in lease revenues and a $543,769 increase in other revenues. Revenues from leases increased by 6% from $16,901,911 in 1999 to $17,966,445 in 2000, resulting from the continuation of leases in thirteen states and the renewal of three leases in other states that had reached the conclusion of their original terms. The total number of ITVMs and PCDMs under lease increased in 2000 as a result of deployment of new units, partially offset by the retirement of older units. Lease revenues were 76% and 42% of total revenues for 1999 and 2000, respectively. The dollar increase in lease revenues reflects the cumulative effect of continuing revenues from machines under lease which were deployed prior to 2000 and the incremental revenue of new machines leased or deployed in 2000. Revenues from sales increased by 563% from $3,311,874 in 1999 to $21,958,631 in 2000, primarily due to new sales and sales type leases to three state lotteries. A single state contract accounted for approximately 89.6% of this increase. Revenues from sales of ITVMs and PCDMs were 15% and 52% of total revenues in 1999 and 2000, respectively. Other revenues increased by 26% from $2,120,245 in 1999 to $2,664,014 in 2000, as machines deployed prior to 2000 generated service revenue for the entire year.

         Cost of revenues for machine sales and other increased 981% from $1,466,153 in 1999 to $15,850,677 in 2000. This increase reflects the 1,201%
increase in number of machines sold in 2000. Excluding depreciation, cost of revenues for leased ITVMs and PCDMs decreased 6% from $7,243,770 in 1999 to $6,798,596 in 2000. The dollar increase in cost of lease revenues was the result of higher personnel and subcontractor costs related to the larger number of machines deployed during 2000.

         Depreciation of ITVMs and PCDMs increased by 19% from $5,337,018 in 1999 to $6,366,899 in 2000. The increase was greater than the related 11% increase in number of leased ITVMs and PCDMs, as newer units have more dispensing capacity and cost more.

         Selling, general and administrative expenses increased 29% from $4,202,825 in 1999 to $5,421,062 in 2000. The increase resulted primarily from higher salary and wage expenses and an increase in legal and professional fees relating to potential acquisitions as well as new and existing lottery contract negotiations. As a percentage of revenues, however, selling, general and administrative expenses decreased from 19% in 1999 to 13% in 2000.

         Research and development costs increased by 10% from $581,885 in 1999 to $640,150 in 2000. The Company maintains its philosophy of using contractors as the primary source of research and development efforts, allowing the Company to focus its expenditures on the technical expertise necessary to accomplish the specific project.

         Operating income increased by 112% from $3,502,379 in 1999 to $7,425,152 in 2000. This increase resulted primarily from the increase in the number of machines sold in 2000 as compared to 1999. As a percentage of revenues, operating income increased from 16% in 1999 to 17% in 2000.

         Interest expense increased by 43% from $1,102,478 in 1999 to $1,580,969 in 2000. The increase reflects the cost of additional borrowings to finance leased equipment built and deployed in 2000, and higher interest rates in 2000.

         Other income in 1999 of $598,832 consisted of a one time non-recurring credit of $625,000 from settlement of litigation with a competitor offset by $26,168 in other non-related expenses.

         Income before income taxes and extraordinary item increased 93% from $2,998,733 in 1999 to $5,786,798 in 2000.

         The effective income tax rate increased from 37.0% in 1999 to 37.6% in 2000. This increase was due primarily to income being taxed at higher marginal brackets on state and local returns.

         As a result of the above factors, the Company's net income before extraordinary items increased by 91% from $1,892,139 in 1999 to $3,610,199 in 2000.

         The extraordinary item in 1999 of $178,159, net of tax, relates to a gain on the involuntary conversion of assets lost in a tornado which were covered by insurance at replacement cost.

1999 as Compared to 1998

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

         Cost of revenues for machine sales and other decreased 75% from $5,809,057 in 1998 to $1,466,153 in 1999. This decrease reflects the 79%
decrease in number of machines sold in 1999. Cost of revenues for leased ITVMs and PCDMs, excluding depreciation, increased 20% from $6,020,437 in 1998 to $7,243,770 in 1999. The increase in cost of lease revenues was the result of higher personnel and subcontractor costs related to the larger number of machines deployed during 1999.

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


Liquidity and Capital Resources

         Net cash provided by operating activities increased 50% from $7,519,552 in 1999 to $11,555,661 in 2000. Net cash used in investing activities decreased 15% from $12,063,408 in 1999 to $10,297,498 in 2000. Net cash provided by (used
in) financing activities decreased by $5,980,372 from net cash provided by financing activities of $4,646,353 in 1999 to net cash used in financing activities of $1,334,019 in 2000. This was due to an advance to a shareholder of $280,000, repayment in 2000 of $207,698 in long-term debt, and an decrease in notes payable of $907,417.

         The Company's liquidity and capital resources continue to be impacted by its decision to lease a significant portion of its ITVMs and PCDMs. Leasing generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales. As of December 31, 2000, the Company had a total of 10,427 ITVMs and PCDMs under operating and sales type leases.

         At December 31, 1999 and 2000, the Company had working capital deficits of $9,440,256 and $6,868,537 respectively. These deficits reflect the classification of the Company's revolving credit facility as a current debt due to the revolver clause of the facility.

         At  December  31,  2000,  the  Company  was  indebted  to Firstar  Bank
(formerly Mercantile Business Credit) in the aggregate principal amount of $15,097,611 pursuant to a revolving credit agreement entered into in 1997. The facility permited the Company to borrow, through January 2001, up to $25,000,000 at the prime interest rate or at LIBOR plus two percent. Borrowings under this facility were collateralized by all of the assets of the Company and assignment of proceeds from lease agreements. At December 31, 2000, the Company had $6.3 million available under this agreement.

         On January 23, 2001, the Company entered into a new, three year revolving credit agreement with Fifth Third Bank of Cincinnati which replaced the Firstar credit agreement. Borrowings under this facility are collateralized by all of the assets of the Company and assignment of proceeds from lease agreements. The facility permits the Company to borrow, through January 2004, up to $25,000,000 at the prime interest rate or at LIBOR plus 1.75 percent. At February 28, 2001, the Company had $1.7 million available under this agreement.

         At December 31, 2000, the Company was indebted to one stockholder in the amount of $79,000. Additionally in 2000, four stockholders elected to convert their shares of redeemable preferred stock to notes payable in the amount of $1,335,000. The notes held by these five stockholders require, among other things, that 25% of the net income of the Company for the prior fiscal year shall be paid toward the principal on the first business day of the fourth month following the fiscal year end. Consequently, on April 2, 2001, $902,549 will be paid on these notes. See Note 6 of Notes to Financial Statements.

         The Company's capital expenditures totaled $10,297,498 and $12,063,408 for 2000 and 1999, respectively. These amounts included $9,580,471and $11,985,736 for the manufacture of machines leased during the respective periods. Other expenditures represented machinery and equipment costs for expanded plant and office capacity.

         The Company had no material commitments for additional capital expenditures as of December 31, 2000 other than for the manufacture of ITVMs and PCDMs for future sale or lease; however, the potential acquisition of the lottery assets of On-Point Technology Systems, Inc., as described earlier, will require additional financing in excess of funds generated by operations and available under the Company's current line of credit, of at least $13.5 million to cover the payment due at the closing. It is anticipated that the balance of the purchase price will be funded by the cash flow generated by the current lottery contracts that are being assumed. The Company is currently in discussion with several financial institutions, including Fifth Third Bank of Cincinnati, and has been assured that financing on commercially reasonable terms will be available for this transaction.

         At December 31, 2000, the Company had estimated tax net operating loss carryforwards of approximately $697,883 which are available to offset future federal taxable income, if any, through 2009. The use of these carryforwards is subject to certain annual limitations due to ownership changes in 1992.

Special Note Regarding Forward-looking Statements

         The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions used in this report are intended to identify forward-looking statements, although this report also contains other forward-looking statements. Any forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ substantially from the Company's forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, continued acceptance of the Company's products and services in the marketplace, competitive factors, new products and technological changes, dependence upon third party vendors, a limited number of customers, political and other uncertainties related to customer purchases and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission.

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

         Our ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITVMs and PCDMs, the distribution of ITVMs and PCDMs in additional states and international jurisdictions, the approval of lotteries in remaining states and international jurisdictions and increased future orders of ITVMs and PCDMs. As of December 31, 2000, 30 states, the District of Columbia and 14 international jurisdictions used ITVMs as part of their instant ticket distribution system. We had leased or sold ITVMs in 25 of those states, the District of Columbia and in five international jurisdictions. We have marketed PCDMs since 1995, and as of December 31, 2000, we had sold or leased 924 PCDMs. However, the popularity of instant lottery games and prepaid telephone calling cards and the demand for ITVMs and PCDMs may not continue and, as a result, we may not be able to successfully market and sell our products. Although the total dollar amount of instant ticket sales continues to increase, the rate of increase has declined. It is important but not critical that we develop relationships with additional lotteries and telephone companies and that additional states authorize instant lotteries.

         Significant portions of our annual revenue frequently are derived from a limited number of contracts, which vary in size and by customer from year to year.

         We have traditionally derived a significant portion of our annual revenues from a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. In particular, during 2000, a contract with Automated Wagering, Inc., the supplier for the Pennsylvania Lottery, accounted for 39% of our total revenues. Additionally, a contract with the Ohio Lottery accounted for 19% of our lease revenues and 9% of our total revenue in 2000. This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders. Further, none of our large customers has any obligation to lease or purchase additional machines from us. A loss of any of these large contracts could have a material adverse effect on our business, financial condition and results of operations.

         We may have difficulty integrating the operations of On-Point.

         There are risks associated with our acquisition of the lottery assets of On-Point. Success of the acquisition will depend on our ability to integrate On-Point's operations, technology and customers with our own in a timely and efficient manner. This will require, among other things, that the relationships with On-Point's key customers, state and international lotteries, are maintained. Other risks include the additional financial resources that may be needed to fund operations, the ability of management to manage the expansion of our customer base, and the different geographic locations of the operations and customers of On-Point. Diversion of management and any difficulties encountered in the process of integration could cause disruption of our business and harm to our business, financial condition and results of operations.


         We may not be successful in protecting our proprietary rights or avoiding claims that we infringe the proprietary rights of others.

         We principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. Our success depends largely on our burster technology that is protected by a patent that expires on December 31, 2007. Additionally, we have seven other patents and 13 pending patent applications with the United States Patent and Trademark Office. We also have an exclusive license agreement with Algonquin Industries, Inc. for use of their patented pull-tab instant ticket dispensing mechanism in our PTVM and PCDM. We cannot be certain that we and Algonquin have taken adequate steps to prevent misappropriation of the technology that we use or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, we could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, which could have a material adverse effect on our business, financial condition and results of operations.

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

     As of December 31, 2000, Mr. L. Roger Wells, Jr. beneficially owned 53.2% of the outstanding common stock. As a result, Mr. Wells can control the election of directors and the outcome of certain corporate actions requiring stockholder approval. This concentration of ownership in a single stockholder also can delay or prevent a change of control.

     Our ITVM lease contracts may result in losses.

     Our ITVM lease revenues as a percentage of our total revenues were 57.9% in 1998, 75.7% in 1999 and 42.2% in 2000. Our standard lease agreements provide for fixed lease payments during the term of the agreement and some permit the lottery to order additional ITVMs at any time during the lease term. If one of these lotteries were to order a large number of ITVMs near the end of the lease term, we would incur significant manufacturing costs but might receive lease payments for only a relatively short period of time through the remainder of the lease term. Additionally, we are unable to pass along to the lottery any increases in manufacturing and service costs during the term of the lease agreement. Our standard lease agreements provide for a short initial term, such as one year, with an option for the lottery to extend the lease term for additional one-year periods. If the lottery does not extend the initial lease term, we might incur a loss on the manufacture of the ITVMs if we are unable to re-lease or sell the ITVM.

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

ITEM 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999, which expires on November 7, 2002. The objective of the agreement is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreement was approximately ($102,940) at December 31, 2000. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. This agreement inherently carries an element of credit risk if the counter party is unable to meet its obligation.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditors' Report




The Board of Directors and Shareholders
Interlott Technologies, Inc.:


We have audited the accompanying balance sheets of Interlott Technologies, Inc. as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Interlott Technologies, Inc. for the year ended December 31, 1998 were audited by other auditors whose report dated February 26, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlott Technologies, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cincinnati, Ohio
February 9, 2001

                          Independent Auditors' Report




The Board of Directors and Shareholders
Interlott Technologies, Inc.:


We have audited the statements of income, stockholders' equity, and cash flows of Interlott Technologies, Inc. for the year ended December 31, 1998, as listed in the accompanying index. In connection with our audit of these financial statements, we have also audited the 1998 financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Interlott Technologies, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 1998 financial statement schedule, when considered in relation to the 1998 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Cincinnati, Ohio
February 26, 1999

                          INTERLOTT TECHNOLOGIES, INC.

                                 Balance Sheets

                           December 31, 2000 and 1999

                                                                                                 2000              1999
                                                                                             -----------      -----------
Assets
Current assets:
  Cash                                                                                       $    46,645      $   132,501
  Accounts receivable, less allowance for doubtful accounts
    of $245,872 in 2000 and $158,793 in 1999                                                   4,015,934        3,305,486
  Investment in sales type leases, current portion                                             1,649,654        1,251,144
  Inventories                                                                                  5,920,032        5,214,106
  Prepaid & refundable taxes                                                                     940,000           72,319
  Note receivable from shareholder                                                               280,000              -
  Deferred income taxes                                                                          231,100          357,400
  Prepaid expenses                                                                               196,084          195,519
                                                                                              ----------       ----------
          Total current assets                                                                13,279,449       10,528,475
Property and equipment:
  Leased machines                                                                             38,037,036       35,244,923
  Machinery and equipment                                                                        797,117          610,968
  Building and leasehold improvements                                                            704,174          202,441
  Furniture and fixtures                                                                          89,381           60,237
                                                                                              ----------       ----------
                                                                                              39,627,708       36,118,569
  Less accumulated depreciation and amortization                                             (17,252,787)     (14,301,656)
                                                                                              ----------       ----------
           Net property and equipment                                                         22,374,921       21,816,913
                                                                                              ----------       ----------
Investment in sales type leases, less current portion                                          3,982,726        3,775,876
Product development rights, net of accumulated amortization  of
  $733,333 in 2000 and $659,997 in 1999                                                          366,671          440,003
                                                                                              ----------       ----------
                                                                                             $40,003,767      $36,561,267
                                                                                              ==========       ==========

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                            Balance Sheets, Continued

                           December 31, 2000 and 1999


                                                                                   2000                   1999
                                                                                -----------            -----------
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to financial institutions                                       $15,097,611            $16,005,029
  Notes payable - related parties                                                   902,549                286,698
  Accounts payable                                                                2,043,736              1,781,884
  Accounts payable - related parties                                                180,291                179,469
  Accrued expenses                                                                1,923,799              1,358,253
                                                                                 ----------             ----------
         Total current liabilities                                               20,147,986             19,611,333
                                                                                 ----------             ----------
Deferred income taxes                                                               996,200                928,100
                                                                                 ----------             ----------
         Total liabilities                                                       21,144,186             20,539,433
                                                                                 ----------             ----------
Commitments and contingent liabilities
  Notes payable - related parties                                                   511,451                    -
  Series A preferred stock, $.01 par value;
    20,000,000 shares authorized, 1,335,000 shares issued and
    outstanding in 1999                                                                   -              1,335,000

Stockholders' equity:
  Common stock, $.01 par value;  20,000,000 shares authorized,  6,429,910 shares issued and outstanding in 2000
    and 6,420,000 shares issued and outstanding  in 1999                             32,135                 32,100
  Additional paid-in capital                                                     10,427,079             10,376,017
  Retained earnings                                                               7,888,916              4,278,717
                                                                                 ----------             ----------
         Total stockholders' equity                                              18,348,130             14,686,834
                                                                                 ----------             ----------
                                                                                $40,003,767            $36,561,267
                                                                                 ==========             ==========

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                              Statements of Income

                  Years Ended December 31, 2000, 1999 and 1998


                                                                           2000                    1999                    1998
                                                                       -----------              -----------            -----------
Revenues:
  Machine sales                                                        $21,958,631              $ 3,311,874            $ 8,229,950
  Machine leases                                                        17,966,445               16,901,911             14,165,379
  Other                                                                  2,664,014                2,120,245              2,078,644
                                                                        ----------               ----------             ----------
                                                                        42,589,090               22,334,030             24,473,973
Cost of revenues:
  Machine sales and other                                               15,850,677                1,466,153              5,809,057
  Machine leases                                                        13,252,049               12,580,788             10,310,565
                                                                        ----------               ----------             ----------
                                                                        29,102,726               14,046,941             16,119,622
                                                                        ----------               ----------             ----------
          Gross margin                                                  13,486,364                8,287,089              8,354,351

Operating expenses:
  Selling, general and administrative expenses                           5,421,062                4,202,825              4,048,751
  Research and development costs                                           640,150                  581,885                618,819
                                                                        ----------               ----------             ----------
                                                                         6,061,212                4,784,710              4,667,570
                                                                        ----------               ----------             ----------
         Operating income                                                7,425,152                3,502,379              3,686,781

Other income (expense)
  Interest expense                                                      (1,580,969)              (1,102,478)              (967,768)
  Other                                                                    (57,385)                 598,832                    -
                                                                        ----------               ----------             ----------
                                                                        (1,638,354)                (503,646)              (967,768)

Income before income taxes and extraordinary item                        5,786,798                2,998,733              2,719,013
Income tax provision                                                     2,176,599                1,106,594              1,096,700
                                                                        ----------               ----------             ----------
Income before extraordinary item                                         3,610,199                1,892,139              1,622,313
                                                                        ----------               ----------             ----------
Extraordinary item (less applicable income taxes of
  $109,195)                                                                    -                    178,159                    -
                                                                        ----------               ----------             ----------
          Net Income                                                   $ 3,610,199              $ 2,070,298            $ 1,622,313
                                                                        ==========               ==========             ==========

Basic income per share before extraordinary item                             $0.56                    $0.29                  $0.25
                                                                              ====                     ====                   ====
Diluted income per share before extraordinary item                           $0.56                    $0.29                  $0.25
                                                                              ====                     ====                   ====
Basic and diluted extraordinary item per share                               $ -                      $0.03                  $ -
                                                                              ====                     ====                   ====
Basic net income per share                                                   $0.56                    $0.32                  $0.25
                                                                              ====                     ====                   ====
Diluted net income per share                                                 $0.56                    $0.32                  $0.25
                                                                              ====                     ====                   ====

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1999 and 2000


                                                        Common Stock         Additional
                                                    --------------------       Paid-in         Retained
                                                     Shares       Amount       Capital         Earnings         Total
                                                    ---------    -------      -----------     ----------     ----------
Balances at December 31, 1997                       6,420,000     $32,100     $10,376,017     $  586,106     $10,994,223
Net income                                                -           -               -        1,622,313       1,622,313
                                                    ---------      ------      ----------      ---------      ----------
Balances at December 31, 1998                       6,420,000      32,100      10,376,017      2,208,419      12,616,536

Net income                                                -           -               -        2,070,298       2,070,298
                                                    ---------      ------      ----------      ---------      ----------
Balances at December 31, 1999                       6,420,000      32,100      10,376,017      4,278,717      14,686,834

Shares issued for exercise of options                   7,000          35          51,062            -            51,097
Shares issued in connection with Employee
  Stock Purchase Plan                                   2,910         -               -              -                -
Net income                                                -           -               -        3,610,199       3,610,199
                                                    ---------      ------      ----------      ---------      ----------
Balances at December 31, 2000                       6,429,910     $32,135     $10,427,079     $7,888,916     $18,348,130
                                                    =========      ======      ==========      =========      ==========

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                                                      2000           1999              1998
                                                                                  -----------    -----------       -----------
Cash flows from operating activities:
  Net income                                                                      $ 3,610,199    $ 2,070,298        $1,622,313
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Net book value of equipment disposals                                             86,499        113,563               -
     Depreciation and amortization                                                  6,622,439      5,547,909         4,585,325
     Principal portion of sales type leases received                                1,441,971        909,184           557,116
     Deferred income taxes                                                            194,400        448,800           374,200
     Gain on sale of equipment under sales type lease                                (301,019)      (331,170)       (1,177,773)
     (Increase) decrease in accounts receivable                                      (710,448)      (488,897)          101,503
     Decrease (increase) in inventories - net of leased equipment returned            651,645       (828,568)        1,110,268
     Decrease (increase) in prepaid expenses                                             (565)      (185,733)           32,345
     Increase in accounts payable                                                     261,853        302,052           337,766
     Increase (decrease) in accounts payable - related parties                            822        (36,265)         (113,226)
     Increase (decrease) in accrued expenses                                          565,546        246,837          (142,766)
     (Decrease) increase in income taxes payable                                     (867,681)      (248,458)          148,008
                                                                                   ----------     ----------         ---------
         Net cash provided by operating activities                                 11,555,661      7,519,552         7,435,079

Cash flows from investing activities:
  Cost of leased machines                                                          (9,580,471)   (11,985,736)       (9,611,623)
  Purchases of property and equipment                                                (717,027)       (77,672)         (123,893)
                                                                                   ----------     ----------         ---------
         Net cash used in investing activities                                    (10,297,498)   (12,063,408)       (9,735,516)

Cash flows from financing activities:
  Increase in notes receivable from shareholder                                      (280,000)           -                 -
  (Decrease) increase in notes payable                                               (907,417)     4,838,655         2,188,338
  Proceeds from exercise of stock options                                              51,096            -                 -
  Repayment of long-term debt                                                        (207,698)      (192,302)             (968)
                                                                                   ----------     ----------         ---------
         Net cash (used in) provided by financing activities                       (1,344,019)     4,646,353         2,187,370
                                                                                   ----------     ----------         ---------

(Decrease) increase in cash                                                           (85,856)       102,497          (113,067)
Cash at beginning of year                                                             132,501         30,004           143,071
                                                                                   ----------     ----------         ---------
Cash at end of year                                                               $    46,645    $   132,501        $   30,004
                                                                                   ==========     ==========         =========

Supplemental disclosures of cash flow information:
  Net book value of leased equipment returned from the field                      $ 1,357,572    $ 1,255,578        $  188,732
                                                                                   ==========     ==========         =========
  Interest paid                                                                   $ 1,578,357    $ 1,216,285        $  902,252
                                                                                   ==========     ==========         =========
  Notes payable to shareholders issued in exchange for
    redeemable preferred stock                                                    $ 1,335,000    $       -          $      -
                                                                                   ==========     ==========         =========
  Income taxes paid                                                               $ 1,847,415    $ 1,104,789        $  526,807
                                                                                   ==========     ==========         =========


See accompanying notes to financial statements.

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

       (g)    Disclosure About Fair Value of Financial Instruments

              SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts as of December 31, 2000 and 1999 of cash, accounts receivable, accounts payable, accounts payable - related parties, accrued expenses and income taxes payable approximate fair value due to the short maturity of these investments. The carrying amount of notes payable and notes payable - related parties approximate fair value, as such borrowings bear interest at the Company's current rates for such types of instruments.

       (h)    Stock Incentive Plans

               On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

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

       (m)   Accounts payable

             Accounts payable included $540,908 and $554,585, respectively, of outstanding checks at December 31, 2000 and 1999.

(2)    Investment in Sales Type Leases

       The Company leases instant ticket vending machines (ITVMs) to several state lotteries under sales type leases. The components of the net investment in sales type leases at December 31, 2000 and 1999 were as follows:

                                                                        2000            1999
       Minimum lease payments receivable                          $6,767,616      $6,306,800
       Less unearned revenue on lease payments receivable          1,135,236       1,279,780
                                                                   ---------       ---------
                                                                   5,632,380       5,027,020
       Less current portion                                        1,649,654       1,251,144
                                                                   ---------       ---------

       Investment in sales type leases, less current portion      $3,982,726      $3,775,876
                                                                   =========       =========

       Future minimum lease payments to be received by the Company under these sales type leases are as follows:


       Years ending December 31,
             2001                                                   $2,343,576
             2002                                                    2,058,776
             2003                                                    1,361,826
             2004                                                      814,926
             2005                                                      188,512
                                                                     ---------
                                                                    $6,767,616
                                                                     =========
(3)    Inventories

       Inventories at December 31, 2000 and 1999 consisted of the following:

                                                         2000             1999

       Finished goods                              $1,375,188       $1,350,719
       Work in process                                449,471          376,243
       Raw materials and supplies                   4,095,373        3,487,144
                                                    ---------        ---------

                                                   $5,920,032       $5,214,106
                                                    =========        =========

(4)    Leased Machines

       At December 31, 2000 and 1999, the Company leased ITVMs to various state lotteries under operating leases. The leases generally provide for the lotteries to make monthly or quarterly payments for rentals of the ITVMs over various lease terms. The components of the net investment in operating leases, which include estimated residual values, at December 31, 2000 and 1999 were as follows:

                                                         2000             1999

       Leased machines                            $38,037,036      $35,244,923
       Less accumulated depreciation               16,464,446       13,695,523
                                                   ----------       ----------

                                                  $21,572,590      $21,549,400
                                                   ==========       ==========

       Future minimum lease payments to be received by the Company under operating leases are as follows:

       December 31,
             2001                                                  $11,658,954
             2002                                                    6,037,537
             2003                                                    2,576,484
             2004                                                    1,681,800
                                                                   -----------

                                                                   $21,954,775
                                                                    ==========

(5)    Notes Payable to Financial Institutions

       In October 1997, the Company entered into a three year revolving credit facility with a financial institution that permitted the Company to borrow through October 2000 up to $15,000,000 (amended in October 1999 to $25,000,000) at the prime interest rate (9.50% at December 31, 2000). In October 2000, and each month thereafter through December 31, 2000, the facility was amended to extend the agreement for an additional 30 days. Initial proceeds from the note were used to retire the prior revolving credit facility. In conjunction with the establishment of the facility, the Company opened a lockbox and controlled disbursement account with the bank parent of the financial institution. All lockbox receipts are recorded as payments against the facility, and presented checks are recorded as draws on the facility. Borrowings under this credit facility are collateralized by all assets of the Company and assignment of proceeds from lease agreements. At December 31, 2000 and 1999, respectively, the Company had borrowings of $15,097,611 and $16,005,029 outstanding with additional borrowings of $9,902,389 and $8,994,971 available under the facility.

(6)    Notes Payable - Related Parties

       The Company had the following notes payable to related parties at December 31, 2000 and 1999:

                                                                                            2000                1999
          Notes  payable  to former  preferred  stockholders,  in the  principal amount  of  $1,335,000  due  in  annual  installments  limited  in the aggregate  with the  stockholder  note  identified in the  immediately following  paragraph to twenty-five  percent (25%) of the net profits, if any, of the Company from its business operations as reported in the
          Company's  annual  financial  statements.  The  notes  were  issued in exchange for shares of redeemable preferred stock. Payments must begin
          April 2,  2001.  The notes do  not  provide for any  interest  and are
          unsecured.                                                                   $1,335,000           $   -


          Note payable to a stockholder,  in the original amount of $79,000, due and limited in the  aggregate  with the  preferred  shareholder  notes identified in the preceding  paragraph to twenty-five percent (25%) of the net profits of the Company,  if any, from its business  operations as reported in the Company's  annual  financial  statements.  Payments must begin April 2, 2001.  The note does not provide for any  interest
          and is unsecured.                                                                79,000              79,000

          Note  payable to a  stockholder,  in the initial  principal  amount of
          $400,000,  due in annual  installments  limited to twenty-five percent
          (25%) of the net  profits,  if any, of the Company  from its  business operations as reported in the Company's annual  financial  statements.
          The note was repaid on April 1, 2000.                                               -               207,698
                                                                                        ---------             -------
                                                                                        1,414,000             286,698
          Less current portion                                                            902,549             286,698
                                                                                        ---------             -------

                                                                                       $  511,451            $    -
                                                                                        =========             =======

(7)    Additional Financial Instrument

          The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999 which expires on November 7, 2002. The objective of the agreement is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreement was approximately ($102,940) at December 31, 2000. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

(8)    Income Taxes

       Income tax expense is summarized as follows:

                                                    Year ended December 31,
                                      ------------------------------------------------
                                           2000               1999                1998
       Current:
         Federal                     $1,629,300         $  612,400          $  566,000
         State and local                352,899            154,600             156,500

       Deferred:
         Federal                        194,400            448,800             374,200
                                      ---------          ---------           ---------

                                     $2,176,599         $1,215,800          $1,096,700
                                      =========          =========           =========

          A reconciliation of income tax expense in relation to the amounts computed by application of the U.S. federal income tax rate of 34% to pretax income follows:

                                                                   2000               1999                1998
       Federal income tax expense at the statutory rate      $1,967,500         $1,117,300          $  924,400
       Non-deductible lobbyist expenses                             -                3,200                 -
       Officers life insurance                                    8,000              8,000                 -
       Amortization of product development rights                25,000             25,000              25,000
       State and local taxes, net of federal benefit            232,900            102,000             103,300
       Other                                                    (56,801)           (39,711)             44,000
                                                              ---------          ---------           ---------

                                                             $2,176,599         $1,215,789          $1,096,700
                                                              =========          =========           =========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                       2000                1999
       Deferred tax assets:
         Bad debt allowance                                      $   83,600          $   54,000
         Warranty costs                                               1,200               1,200
         Investment in sales type leases                            249,600                 -
         Net operating loss carryforwards                           237,200             292,200
         Inventory valuation reserve                                 73,100             249,600
         Other, net                                                  73,200              52,600
                                                                  ---------           ---------

            Total gross deferred tax assets                      $  717,900          $  649,600
                                                                  =========           =========

       Deferred tax liabilities:
         Property and equipment, principally due to
           differences in depreciation                           $1,385,300          $  987,800
         Investment in sales type leases                                 -              134,800
         Involuntary conversion of assets                            97,700              97,700
                                                                  ---------           ---------
            Total gross deferred tax liabilities                  1,483,000           1,220,300
                                                                  ---------           ---------
            Net deferred tax liabilities                        $  (765,100)         $ (570,700)
                                                                 ==========           =========

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

       At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $697,900 which are available to offset future federal taxable income, if any, through 2009. However, due to an ownership change on September 25, 1992, utilization of these carryforwards is subject to certain annual limitations.

(9)    Redeemable Preferred Stock

       The Company's preferred stock was nonparticipating and had no rights to dividends. The holders of the preferred stock were entitled to sell to the Company all of their shares of preferred stock at a price of $1.00 per share upon (i) the reporting by the Company of retained earnings of at least $1,000,000 determined in accordance with generally accepted accounting principles and (ii) the payment in full by the Company of a promissory note in the original amount of $400,000 to a related party. Due to the redemption feature of the preferred stock, it has been classified separately from stockholders' equity in the Company's balance sheet.

       All the holders of the preferred stock exercised their put option and all of the outstanding preferred stock was redeemed as of April 17, 2000, with payment made in the form of non-interest bearing promissory notes. Based on a payment formula that calls for payments limited in the aggregate, along with payment on the stockholder note in the principal amount of $79,000 identified in Note 6 above, to 25% of the current year's net income, principal payments in the aggregate amount of $902,549 will be due on April 2, 2001.

(10)   Stock Incentive Plans

       The Company's 1994 Stock Incentive Plan was amended and restated effective December 29, 2000. The Company also has a 1994 Directors Stock Incentive Plan under which options were granted prior to the amendment of the 1994 Stock Incentive Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Options vest at the rate of 25% per year beginning one year from the date of grant, subject to the recipient's continued employment or service to the Company, and must be exercised within 10 years after that date.

       As permitted by SFAS No. 123, the Company applies the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of income.

       A summary of the status of the Company's stock options as of December 31, 2000, 1999, and 1998 and the changes therein for the years then ended is presented below:

                                                 2000                         1999                          1998
                                       --------------------------  ----------------------------  ----------------------------
                                                     Weighted                      Weighted                      Weighted
                                                      Average                       Average                       Average
                                                     Exercise                      Exercise                      Exercise
                                        Shares         Price         Shares          Price         Shares          Price
                                       ----------  --------------  -----------   --------------  ------------  --------------

Outstanding at beginning of year         513,100        $3.91       424,350          $4.33        361,750           $4.56
Granted                                      -            -         115,500           2.59         72,600            3.38
Exercised                                  7,000         5.02           -              -              -               -
Forfeited                                  3,300         3.22        26,750           4.58         10,000            5.75
                                         -------         ----       -------           ----        -------            ----
Outstanding at end of year               502,800         3.92       513,100           3.91        424,350            4.33
Options exercisable at year-end          434,850         4.27       304,162           4.48        241,588            4.74
                                         -------         ----       -------           ----        -------            ----
Weighted-average fair value of
     options granted during the
     year                                                 N/A                        $2.59                          $2.58


       Had compensation cost for options granted during 1999 and 1998 been determined consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                                                       1999               1998
       Net income                                     As reported                $2,070,298         $1,622,313
                                                                                  =========          =========
                                                      Pro forma                  $2,054,057         $1,512,186
                                                                                  =========          =========
      Basic and diluted earnings per share           As reported                       $.65               $.51
                                                                                        ===                ===
                                                     Pro forma                         $.64               $.47
                                                                                        ===                ===

       The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is recognized over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

       The fair value of options granted during 1999 and 1998 for purposes of the accompanying pro forma disclosures is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends paid, as it has been the Company's policy not to declare or pay dividends and the Company does not anticipate paying dividends in the foreseeable future; expected volatility of 43% and 65%, respectively, based on the calculated volatility of the Company's stock; risk-free rates of return of 4.83% and 4.93%, respectively; and expected lives of 10 years.

       Information about stock options outstanding at December 31, 2000 is as follows:

                                      Options Outstanding                     Options Exercisable
                         -----------------------------------------------  -----------------------------
                                           Weighted-
                                            Average        Weighted-                       Weighted-
                                           Remaining        Average                         Average
      Range of              Number        Contractual       Exercise         Number         Exercise
  Exercise Prices         Outstanding        Life            Price         Exercisable       Price
---------------------    --------------  --------------  ---------------  --------------  -------------
$2.41 - 4.32                421,400           6.46            $3.58         289,013          $3.89
$5.07 - 5.75                 81,400           3.59             5.63          78,900           5.65
                            -------           ----             ----         -------           ----
                            502,800           5.99            $3.92         434,850          $4.27
                            =======           ====             ====         =======           ====

(11)   Earnings Per Share

                                                                         Net                                     Per
                                                                       Earnings            Shares               Share
1998                                                                 (Numerator)        (Denominator)          Amount
                                                                    ---------------   ------------------   ---------------
       Basic earnings per share:
          Net earnings available to common stockholders               $1,622,313         6,420,000              $0.25

       Diluted earnings per share:
          Effect of dilutive stock options                                                  21,298
          Earnings available to common stockholders
             and assumed conversions                                   1,622,313         6,441,298               0.25
1999
       Basic earnings per share:
          Net earnings available to common stockholders                2,070,298         6,420,000               0.32

       Diluted earnings per share:
          Effect of dilutive stock options                                                   1,806
          Earnings available to common stockholders
             and assumed conversions                                   2,070,298         6,421,806               0.32
2000
       Basic earnings per share:
          Net earnings available to common stockholders                3,610,199         6,422,914               0.56

       Diluted earnings per share:
          Effect of dilutive stock options                                                  71,592
          Earnings available to common stockholders
             and assumed conversions                                  $3,610,199         6,494,506              $0.56

       Options to purchase 243,950, 446,050 and 104,950 shares of common stock were outstanding in 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

(12)   Noncash Investing Activities

       Leased machines with net book values of $742,114 in 2000 and $1,255,578 in 1999 were returned to the Company's inventories upon lease expirations. The Company used parts from these returned machines in the manufacturing of certified new machines, a portion of which were deployed in 2000 under new leases.

(13)   Related Party Transactions

       Accounts payable - related parties of $180,291 and $179,469 at December 31, 2000 and 1999, respectively, represent management fees and expenses payable to a company owned 100% by the majority stockholder as well as parts expenses payable to an entity which is owned by a director.

       Amounts expensed related to the company owned by the majority stockholder were $36,000 for each of the years ended December 31, 2000, 1999 and 1998, respectively.

       The entity owned by a director supplies the Company with certain parts for its dispensing mechanisms. In addition, on January 13, 1994, the Company entered into a manufacturing and license agreement with this entity pursuant to which the Company purchased an exclusive license to make, use and sell pull-tab lottery ticket dispensing mechanisms produced by this entity. The Company had purchases from this entity which were charged to cost of revenues of approximately $6,205,187, $4,116,674 and $3,800,887 for the years ended December 31, 2000, 1999 and 1998, respectively.

       Note receivable - shareholder of $280,000 represents an advance to Edmund Turek, a director. The note bears interest at the prime rate of interest and will be repaid from the payments to be made on April 2, 2001 on the $1,335,000 of stockholder notes.

       Interest expense arising from notes payable-related parties amounted to $4,510, $20,275 and $33,401 for the years ended December 31, 2000, 1999 and 1998, respectively.

(14)   Customer and Supplier Concentrations

       A significant portion of the Company's revenues are derived from a limited number of state lottery authorities or their representatives. For the years ended December 31, 2000, 1999 and 1998 one customer generated 19%, 24% and 24%, respectively, of the machine lease revenues. In addition, single state contracts generated 76%, 38% and 48% of the machine sales revenues for the years ended December 31, 2000, 1999 and 1998 respectively. Future revenue from machine sales and leases is dependent upon winning awards in a competitive bidding process.

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

(15)   Lease Commitments

       The Company leases its office and manufacturing facility under a noncancelable operating lease. The current lease, which was entered into on April 1, 2000, expires on March 31, 2005, and requires lease payments of $25,186 per month. Total rent expense under this lease approximated $274,902, for the year ended December 31, 2000, and $179,000 and $141,000 for the various facility leases in 1999 and 1998, respectively.


(16)   Commitments and Contingent Liabilities

       As of December 31, 2000, the Company had outstanding approximately $8,600,000 in purchase commitments for raw materials which are used in the manufacturing of instant ticket vending machines. Management intends to utilize these commitments as machines are produced.

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

(18)     Employee Benefit Plans

       In 1999, the Company established a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. Under this plan, the Company's expenses in 2000 and 1999 were $53,283 and $49,119 respectively which represents one half of the employees' contributions not exceeding 4% of gross pay.

       In March 2000, the Board of Directors of the Company approved the Interlott Technologies, Inc. Employee Stock Purchase Plan under section 423 of the Internal Revenue Code. The Plan provides substantially all employees of the Company with an opportunity to purchase, through payroll deductions, shares of the Company's common stock. The purchase price per share is determined by whichever of two prices is lower: 85% of the closing market price of the common stock on the first day of the calendar quarter or 85% of the closing market price of the common stock on the last day of the calendar quarter. 25,000 shares of common stock of the Company are reserved for issuance under this plan.



Summary                                  2000                                 First      Second       Third       Fourth
                                         -----------------------------------------------------------------------------------
Quarterly                                Net sales                           $7,657     $13,489      $11,579      $9,864
Financial Data                           Gross profit                         2,626       4,467        3,743       2,650
                                         Net income                             597       1,471        1,090         452
Quarterly financial data                 Basic income per share                0.09        0.23         0.17        0.07
for the years ended December             Diluted income per share              0.09        0.23         0.17        0.07
                                         -----------------------------------------------------------------------------------
31, 2000 and 1999 shown here
(in thousands, except for per            1999                                 First      Second       Third       Fourth
                                         -----------------------------------------------------------------------------------
share data).                             Net sales                           $4,960      $5,138       $4,995      $7,240
                                         Gross profit                         1,761       1,687        1,525       3,314
                                         Net income                             654          76          182       1,158
                                         Basic income per share                0.10        0.01         0.03        0.18
                                         Diluted income per share              0.10        0.01         0.03        0.18
                                         -----------------------------------------------------------------------------------



ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

                  The information required by this item has been reported in the Company's Current Report on Form 8-K, Date of Report: October 4, 1999, filed October 12, 1999.

                                    PART III

         Except as set forth below, the information required by this Part is incorporated by reference from the definitive Proxy Statement, filed or to be filed with Securities and Exchange Commission, for the Company's 2001 Annual Meeting of Stockholders.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company (at March 30, 2001) are as follows:

Name                       Age             Title

L. Rogers Wells            63              Chairman of the Board

David F. Nichols           39              President and Chief Executive Officer

Thomas W. Stokes           37              Chief Operating Officer

Dennis W. Blazer           53              Chief Financial Officer

Information about Messrs. Wells and Nichols is incorporated by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting.

     Thomas W. Stokes has been Chief Operating Officer since March 2000. Prior to that, Mr. Stokes had served as the Company's Vice President of Operations since 1997, as Director of Operations from 1996 to 1997 and as Purchasing Manager from 1993 to 1995. From 1988 to 1992, he served as unit controller for a food management company.

     Dennis W. Blazer has been Chief Financial Officer of the Company since July 1998. From 1973 to 1998, he served in various capacities for The Plastic Moldings Corporation, most recently as Vice President of Finance and Administration. Mr. Blazer previously served as an auditor and tax consultant with Ernst & Ernst, certified public accountants. Mr. Blazer is a certified public accountant.

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


(a)      Documents Filed as Part of This Report.

     1.   Financial Statements

          Independent Auditors' Report of Grant Thornton LLP

          Independent Auditors' Report of KPMG LLP

          Balance Sheets at December 31, 1999 and 2000

          Statements of Income for each of the years in the three-year period ended December 31, 2000.

          Statements of Stockholders' Equity for each of the years in the three-year period ended 31, 2000.

          Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

          Notes to Financial Statements

     2.   Financial Statement Schedules

          The  following   financial  statement  schedule  and  the  independent
          auditors' reports thereon are set forth beginning on page S-1 of this report:

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

         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                         Interlott Technologies, Inc.
                                               (Registrant)


                                         By  /s/ L. Rogers Wells, Jr.
                                             ---------------------------------
                                             L. Rogers Wells, Jr.
                                             Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

         Signature                                       Title

/s/L. Rogers Wells, Jr.
--------------------------------                  Chairman of the Board
L. Rogers Wells, Jr.


/s/ Edmund F. Turek *
--------------------------------                  Director
Edmund F. Turek


/s/David F. Nichols
--------------------------------                  President, Chief Executive Officer and Director
David F. Nichols


/S/Gary S. Bell *
--------------------------------                  Secretary, Treasurer and Director
Gary S. Bell


/s/Kasmier J. Kasper *
--------------------------------                  Director
Kazmier J. Kasper


/s/H. Jean Marshall-McEntire *
--------------------------------                  Director
H. Jean Marshall-McEntire


/s/John J. Wingfield *
--------------------------------                  Director
John J. Wingfield


/s/Dennis W. Blazer
--------------------------------                  Chief Financial and Accounting Officer
Dennis W. Blazer


*By:/s/L. Rogers Wells, Jr.
    -------------------------------
    L. Rogers Wells, Jr.
    as attorney-in-fact

                    INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                          Page


Schedule II - Valuation and Qualifying Accounts ...........................S-2

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

1998                     $   93,501            $ 60,000               $0             $    0            $  153,501
1999                        153,501              96,000                0               90,708             158,793
2000                        158,793              90,000                0                2,921             245,872


Inventory valuation
reserve

1998                     $  275,000            $933,110               $0             $    0            $1,208,110
1999                      1,208,110             305,000                0              512,824           1,000,286
2000                      1,000,286             401,292                0              920,494             481,084


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

3.2                   Bylaws of the Company (Exhibit 3.2 to the Company's  Registration  Statement
                      on Form S-1, No. 33-75142).

4.1                   Form of promissory  note of the Company issued as of April 17, 2000 to former holders of redeemable  preferred  stock (contained in Exhibit 3.1)

4.2                   Promissory  Note of the Company dated September 22, 1990 to Mr. Thomas Goila
                      (Exhibit  4.3 to the  Company's  Registration  Statement  on Form  S-1,  No.
                      33-75142).

4.3                   Credit  Agreement  dated  January 25, 2001 between the Company and Fifth Third
                      Bank - filed herewith.

4.3(a)                Revolving  Note dated  January 25, 2001 between the Company and Fifth
                      Third Bank. (contained in Exhibit 4.3)

4.3(b)                Security  Agreement  dated  January 25,  2001  between the Company and Fifth
                      Third Bank. (contained in Exhibit 4.3)

4.3(c)                Mortgage of Intellectual Property  dated January 25, 2001  between the Company and Fifth Third Bank - filed herewith.

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


10.3                  Management  Compensatory Plans

                      (a)      1994  Stock   Incentive   Plan  (Exhibit  10.24  to  the  Company's
                               Registration Statement on Form S-1, No. 33-75142).

                      (b)      1994  Directors   Stock   Incentive  Plan  (Exhibit  10.25  to  the
                               Company's Registration Statement on Form S-1, No. 33-75142).

                      (c)      Employment  Agreement  dated as of  January  1,  2001  between  the
                               Company and David F. Nichols - filed herewith.

23.1                  Consent of Grant Thornton LLP - filed herewith.

23.2                  Consent of  KPMG LLP - filed herewith

24                    Powers of Attorney - filed herewith.
