Form 10-Q
period 2001-03-31
INTERLOTT TECHNOLOGIES INC
filed 2001-05-15
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                             Outstanding at May 14, 2001
----------------------------             --------------------------------
Common Stock, $.01 Par Value                      6,432,042 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2001

                                Table of Contents

Item                                                                     Page
Number     PART I.  FINANCIAL INFORMATION                              Number
------                                                                 ------

           1    Financial Statements:

                Condensed Balance Sheets as of March 31, 2001
                and December 31, 2000                                     3

                Condensed Statements of Income for the three
                months ended March 31, 2001 and 2000                      4

                Condensed Statements of Cash Flows for the three
                months ended March 31, 2001 and 2000                      5

                Notes to Condensed Financial Statements                   6

           2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7 - 9

           3    Quantitative and Qualitative Disclosures About            9
                Market Risk

           PART II.  OTHER INFORMATION

           6    Exhibits and Reports on Form 8-K                          10

                SIGNATURES                                                11

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                          INTERLOTT TECHNOLOGIES, INC.


                            Condensed Balance Sheets

                      March 31, 2001 and December 31, 2000



ASSETS                                                                               March 31, 2001     December 31, 2000

Current assets:
    Cash                                                                                $   303,777           $    46,645
    Accounts receivable, less allowance for doubtful accounts of $290,872
       in 2001 and $245,872 in 2000                                                       6,561,906             4,015,934
    Investment in sales type leases, current portion                                      1,653,488             1,649,654
    Inventories                                                                           7,101,239             5,920,032
    Prepaid & refundable taxes                                                              940,000               940,000
    Note receivable from stockholder                                                              -               280,000
    Deferred Income taxes                                                                   217,368               231,100
    Prepaid expenses                                                                        420,300               196,084
                                                                                         ----------            ----------
          Total current assets                                                           17,198,078            13,279,449

Property and equipment:
    Leased machines                                                                      37,780,655            38,037,036
    Machinery and equipment                                                                 683,026               797,117
    Building and improvements                                                               688,229               704,174
    Furniture and fixtures                                                                   96,184                89,381
                                                                                         ----------            ----------
                                                                                         39,248,094            39,627,708
    Less accumulated depreciation and amortization                                       15,622,330            17,252,787
                                                                                         ----------            ----------
                                                                                         23,625,764            22,374,921
Other assets                                                                              1,564,921                     -
Investment in sales type leases, less current portion                                     3,577,287             3,982,726
Product development rights, net of accumulated amortization of $751,662 in 2001
  and $733,239 in 2000                                                                      348,338               366,671
                                                                                         ----------            ----------
                                                                                        $46,314,388           $40,003,767
                                                                                         ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving line of credit                                                            $20,626,915          $ 15,097,611
    Current portion of notes payable - related parties                                            -               902,549
    Accounts payable                                                                      3,764,892             2,043,736
    Accounts payable - related party                                                        242,490               180,291
    Accrued expenses                                                                      1,533,443             1,923,799
   Income taxes payable                                                                     220,168                     -
                                                                                         ----------            ----------
          Total current liabilities                                                      26,387,908            21,133,186
Deferred tax liability                                                                      864,451               996,200
                                                                                         ----------            ----------
          Total liabilities                                                              27,280,934            21,144,186

Notes payable - related parties                                                             511,451               511,451

Stockholders' equity:
    Common  stock, $.01 par value; 20,000,000 shares authorized, 6,432,042 shares issued and outstanding in 2001 and 6,429,910 shares issued
      and outstanding in 2000                                                                32,140                32,135
    Additional paid-in capital                                                           10,433,324            10,427,079
    Retained earnings                                                                     8,085,114             7,888,916
                                                                                         ----------            ----------
          Total stockholders' equity                                                     18,550,578            18,348,130
                                                                                         ----------            ----------
                                                                                        $46,314,388           $40,003,767
                                                                                         ==========            ==========


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         Condensed Statements of Income

                   Three Months ended March 31, 2001 and 2000


                                                                 Three Months Ended March 31,

Revenues:                                                        2001                  2000
     Machine and parts sales                                $2,598,076           $2,622,015

     Machine leases                                          4,303,304            4,445,935

     Other                                                     909,220              589,840
                                                             ---------            ---------

                                                             7,810,600            7,657,790

Cost of revenues                                             5,460,841            5,031,513
                                                             ---------            ---------

     Gross profit                                            2,349,759            2,626,277

Operating expenses:

     Selling, general, and administrative
       expenses                                              1,532,930            1,125,000

     Research and development costs                            154,002              150,948
                                                             ---------            ---------

        Total operating expenses                             1,686,932            1,275,948
                                                             ---------            ---------
                                                               662,827            1,350,329
        Operating income

Other income  (expense):

     Interest expense                                         (352,122)            (380,424)

     Other income (expense)                                      6,682               (6,852)
                                                             ---------            ---------

                                                              (345,440)            (387,276)
                                                             ---------            ---------

     Income before income taxes                                317,387              963,053

Income taxes                                                   121,190              366,330
                                                             ---------            ---------

     Net income                                             $  196,197           $  596,723
                                                             =========            =========

     Basic and diluted net income
     per share                                                   $ .03                $ .09
                                                                  ====                 ====



            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                       Condensed Statements of Cash Flows

                   Three Months ended March 31, 2001 and 2000

                                                                                             Three Months Ended March 31,
                                                                                             2001                   2000
Cash flows from operating activities:
    Net income                                                                         $  196,197             $  596,723
    Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred income taxes                                                                (118,017)               (12,168)
    Loss on equipment disposals                                                           142,683                      -
    Depreciation and amortization                                                       1,668,232              1,555,287
    Principal portion of sales type leases received                                       401,606                292,716
    Gain on sale of equipment under sales type leases                                           -                (32,247)
    (Increase) decrease in accounts receivable                                         (2,265,972)            (1,512,871)
    (Increase) decrease in inventories                                                   (574,811)                58,472
    (Increase) decrease in prepaid expenses                                              (289,138)               126,945
    Increase  in accounts payable                                                       1,721,155              1,267,140
    Increase in accounts payable - related party                                           62,199                182,510
    (Decrease) increase in accrued expenses                                              (390,354)                70,617
    Increase in income taxes payable                                                      220,168                248,348
                                                                                       ----------             ----------
            Net cash provided by operating activities                                     773,948              2,841,472
                                                                                       ----------             ----------

Cash flows from investing activities:
    Cost of leased machines                                                            (3,630,371)            (4,429,251)
    Purchases of property and equipment                                                   (19,450)               (13,625)
    Escrow deposit - acquisition                                                       (1,500,000)                     -
                                                                                       ----------             ----------
            Net cash used in investing activities                                      (5,149,821)            (4,442,876)

Cash flows from financing activities:
   Proceeds from credit facility, net                                                   5,529,304              1,804,561
   Proceeds from exercise of stock options                                                  6,250                      -
   Repayment of long-term debt                                                            (50,425)              (207,698)
   Redemption of notes payable - stockholders                                            (852,124)                     -
                                                                                       ----------             ----------

            Net cash provided by financing activities                                   4,633,005              1,596,863
                                                                                       ----------             ----------

   Increase (decrease) in cash                                                            257,132                 (4,541)

   Cash at beginning of year                                                               46,645                132,501
                                                                                       ----------             ----------

   Cash at end of period                                                              $   303,777            $   127,960
                                                                                       ==========             ==========



Supplemental disclosure of cash flow information:

   Interest paid                                                                      $   344,502            $   381,999
                                                                                       ==========             ==========

   Income taxes paid                                                                  $   151,401            $    72,902
                                                                                       ==========             ==========
   Net book value of capitalized ITVMs returned from the field
     and transferred into inventory                                                   $   561,282            $   654,809
                                                                                       ==========             ==========


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

     The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the three months ended March 31, 2001 and 2000 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

2.       Inventories

     Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                               2001                    2000
                                               ----                    ----
Finished goods                              $2,364,613              $1,375,188
Work in process                                766,299                 449,471
Raw materials and supplies                   3,970,327               4,095,373
                                             ---------               ---------
                                            $7,101,239              $5,920,032



3.       Acquisition

     In February 2001, the Company signed a definitive agreement to acquire the lottery assets of On-Point Technology Systems, Inc., including patents, technology, inventory, service and contracts. The purchase price includes $13.5 million at closing, deferred payments of $9.0 million payable, subject to adjustment, over five years and an earn out amount of up to $6.0 million tied to certain future revenues.

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

     As of March 31, 2001, the Company had sold or leased over 23,000 ITVMs and PCDMs under agreements with both domestic and international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

Results of Operations

     The Company's revenues increased 2% to $7,810,600 in the first three months of 2001 from $7,657,790 for the same period in 2000. Revenues from sales of ITVMs and PCDMs decreased 1% to $2,598,076 from $2,622,015 for the three months ended March 31, 2001 and 2000, respectively. The decrease in revenues from sales resulted from a slightly lower number of units sold in the first three months of 2001 as compared to the first three months of 2000. Revenues from operating leases decreased 3% to $4,303,304 in the first three months of 2001 from $4,445,935 for the same period in 2000 as the result of ITVMs being removed from the field and replaced with new and refurbished equipment in Iowa and Indiana, during which time there was a lower number of machines under lease, and also as a result of reduced revenues from the Florida contract due to a temporary emergency agreement which requires lower lease payments on the machines. Lease revenues represented 55% of total revenues for the three months ended March 31, 2001and 58% of total revenues for the three months ended March 31, 2000. Other revenues increased 54% to $909,220 in the first three months of 2001 from $589,840 for the same period in 2000 primarily due to increased service revenues and a sale of components to one state lottery to repair damaged ITVMs.

     Cost of revenues increased 9% to $5,460,841 in the first three months of 2001 from $5,031,513 for the same period in 2000. The increase in cost was due to the higher number of machines sold and the deployment costs of machines being deployed under new lease contracts. Depreciation charged to cost of revenues increased 9% to $1,640,452 in the first three months of 2001 from $1,511,319 for the same period in 2000, primarily as a result of an increase in the number of leased machines under contract. Service and installation costs increased 18% to $1,980,082 in the first three months of 2001 from $1,683,712 for the same period in 2000, due to the cost of deployments, rework and repair costs.

     Gross profit decreased 11% to $2,349,759 in the first three months of 2001 from $2,626,277 for the same period in 2000, as the result of the changes described previously. For the three months ended March 31, 2001, gross profit as a percent of total revenues was 30% compared to 34% for the three months ended March 31, 2000.

     Selling, general, and administrative expenses increased 36% to $1,532,930 in the first three months of 2001 from $1,125,000 for the same period in 2000. Increases in salaries and wages and higher professional fees were the primary reasons for the increase in cost. As a result, operating income decreased 51% to $662,827 in the first three months of 2001 from $1,350,329 for the same period in 2000.

     Interest expense decreased 7% to $352,122 in the first three months of 2001 from $380,424 for the same period in 2000. The decrease was the result of lower interest rates charged to the Company due to decreases in both the prime rate and LIBOR rates.

     Income before income taxes decreased 67% to $317,387 in the first three months of 2001 from $963,053 for the same period in 2000. The effective tax rate was 38% for each of the periods ended March 31, 2001 and 2000, respectively.

     Due to the foregoing factors, net income decreased 67% to $196,197 in the first three months of 2001 from $596,723 for the same period in 2000.


Liquidity and Capital Resources

     The Company's liquidity and capital resources continue to be impacted by its decision to lease a significant portion of its ITVMs and PCDMs. Leasing generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales. At March 31, 2001 the Company had a total of 10,695 ITVMs and PCDMs deployed under operating and sales type leases as compared to 9,733 at March 31, 2000.

     The Company finances its operations primarily through cash flow from operations and a three-year revolving credit facility from Fifth Third Bank entered into as of January 25, 2001. The credit facility with Fifth Third Bank is a $25,000,000, three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is prime or LIBOR plus 1.75%.

     Net cash provided by operations for the three months ended March 31, 2001 and 2000 was $773,948 and $2,841,472, respectively. The decrease for the first three months of 2001 as compared to the same period in 2000 resulted primarily from an increase in accounts receivable relating to current machine sales and an increase in inventories, partially offset by an increase in accounts payable which resulted from an increase in purchasing activity to support the machine sales and new lease deployments.

     Net cash used in investing activities was $5,149,821 and $4,442,876 for the three months ended March 31, 2001 and 2000, respectively. This increase is primarily due to our escrow deposit of $1,500,000 related to the purchase of the lottery assets of On-Point Technology Systems, offset in part by the lower cost of refurbished ITVMs and PCDMs deployed under leases in the first three months of 2001 as compared to the first three months of 2000.

     Net cash provided by financing activities was $4,633,005 for the three months ended March 31, 2001 as compared to $1,596,863 for the three months ended March 31, 2000. The change is the result of increased borrowings of $5,529,304 to finance a portion of the ITVMs manufactured during the quarter for new lease contracts with Indiana and Iowa as well as machines manufactured for sale to the Massachusetts lottery. Additional borrowings were also needed for the escrow deposit of $1,500,000 related to the acquisition of the lottery assets of On-Point Technology systems. These increases were offset by cash used to redeem $852,124 in notes payable to shareholders that were issued on conversion of their redeemable preferred stock.

     At March 31, 2001, the Company was indebted to Fifth Third Bank in the aggregate principal amount of $20,626,915 and had $1,343,292 available under the credit facility.

     Discussions are being held with Fifth Third Bank and two participating banks to obtain a commitment to finance the acquisition of On-Point Technology Systems, Inc. The financing is expected to consist of a revolving credit line of $30,000,000 supplemented by subordinated debt of approximately $5,000,000 and it is anticipated that commercially reasonable terms and conditions will be provided.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999, which expires on November 7, 2002. The objective of the agreement is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreement was approximately ($281,981) at March 31, 2001. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. This agreement inherently carries an element of credit risk if the counter party is unable to meet its obligation.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

          10.1 Asset Purchase Agreement dated February 23, 2001 between the Company and On-Point Technology Systems, Inc. (incorporated by reference from the Current Report on Form 8-K of On-Point Technology Systems, Inc. dated February 23, 2001 and filed March 9, 2001)

(b)      Reports on Form 8-K.

          The following report on Form 8K was filed during the quarter for which the report is filed:

           Date of report
            (date filed)           Items Reported

              2/26/01              Item 5 - Announcing the agreement to purchase
         (filed 2/28/01)           the  lottery  assets  of  On-Point Technology
                                   Systems, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTERLOTT TECHNOLOGIES, INC.
                                                     (Registrant)



Date: May 14, 2001                    /s/ David F. Nichols
                                      --------------------------------------
                                      David F. Nichols
                                      President and Chief Executive Officer


                                      /s/ Dennis W. Blazer
                                      --------------------------------------
                                      Dennis W. Blazer
                                      Chief Financial and Accounting Officer