Form 10-Q
period 2001-06-30
INTERLOTT TECHNOLOGIES INC
filed 2001-08-14
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2001

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

              Class                         Outstanding at August 14, 2001
Common Stock, $.01 Par Value                       6,434,879 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2001

                                Table of Contents

Item                                                                 Page
Number      PART I.  FINANCIAL INFORMATION                          Number
------                                                              ------

  1         Financial Statements:


            Condensed Balance Sheets as of June 30, 2001
            and December 31, 2000                                       3

            Condensed Statements of Income
            for the three months and six months ended
            June 30, 2001 and 2000                                      4

            Condensed Statements of Cash Flows for the six
            months ended June 30, 2001 and 2000                         5

            Notes to Condensed Financial Statements                     6

  2         Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7 - 11

  3         Quantitative and Qualitative Disclosures About              11
            Market Risk

            PART II.  OTHER INFORMATION

  6         Exhibits and Reports on Form 8-K                            12

            SIGNATURES                                                  13

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                          INTERLOTT TECHNOLOGIES, INC.

                            Condensed Balance Sheets
                       June 30, 2001 and December 31, 2000



ASSETS                                                                                    June 30, 2001          December 31, 2000
Current assets:
    Cash                                                                                    $   697,256                $   46,645
    Accounts receivable, less allowance for doubtful accounts of $117,033
          in 2001 and $245,872 in 2000                                                        8,774,283                  4,015,934
   Investment in sales type leases, current portion                                           1,658,599                  1,649,654
   Inventories                                                                                9,198,761                  5,920,032
   Prepaid & refundable taxes                                                                         -                    940,000
   Note receivable from stockholder                                                                   -                    280,000
   Deferred Income taxes                                                                        217,368                    231,100
   Prepaid expenses                                                                             651,333                    196,084
                                                                                             ----------                 ----------
           Total current assets                                                              21,197,600                 13,279,449


Property and equipment:
    Leased machines                                                                          37,253,471                 38,037,036
    Machinery and equipment                                                                     683,025                    797,117
    Building and improvements                                                                   689,409                    704,174
    Furniture and fixtures                                                                      100,079                     89,381
                                                                                             ----------                 ----------
                                                                                             38,725,984                 39,627,708

    Less accumulated depreciation and amortization                                           16,473,643                 17,252,787
                                                                                             ----------                 ----------
                                                                                             22,252,341                 22,374,921

Other assets                                                                                    282,537                          -
Goodwill net of accumulated amortization of $54,427 in 2001                                   4,357,886                          -
Value of leases acquired net of accumulated amortization of $71,350 in 2001                   4,209,655
Investment in sales type leases, less current portion                                         3,164,717                  3,982,726
Product development rights, net of accumulated amortization of $769,995 in 2001
     and $733,239 in 2000                                                                       330,005                    366,671
                                                                                             ----------                 ----------
                                                                                            $55,794,741                $40,003,767
                                                                                             ==========                 ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Revolving line of credit                                                                $23,939,665                $15,097,611
    Current portion of notes payable - related parties                                                -                    902,549
    Accounts payable                                                                          2,509,425                  2,043,736
    Accounts payable - related party                                                            537,451                    180,291
    Accrued expenses                                                                          2,017,560                  1,923,799
    Income taxes payable                                                                        709,344                          -
                                                                                             ----------                 ----------
           Total current liabilities                                                         29,713,445                 20,147,986

Subordinated term note                                                                        5,000,000                          -
Deferred tax liability                                                                          683,833                    996,200
                                                                                             ----------                 ----------
           Total liabilities                                                                 35,397,278                 21,144,186

Notes payable - related parties                                                                 511,451                    511,451


Stockholders' equity:
    Common  stock, $.01 par value; 20,000,000 shares authorized, 6,434,879 shares issued and outstanding in 2001 and 6,429,910 shares issued
      and outstanding in 2000                                                                    32,140                     32,135
    Additional paid-in capital                                                               10,433,324                 10,427,079
    Retained earnings                                                                         9,420,548                  7,888,916
                                                                                             ----------                 ----------
            Total stockholders' equity                                                       19,886,012                 18,348,130
                                                                                             ----------                 ----------

                                                                                            $55,794,741                $40,003,767
                                                                                             ==========                 ==========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         Condensed Statements of Income

            Three Months and Six Months ended June 30, 2001 and 2000


                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                               ---------                           --------
                                                         2001             2000               2001               2000
Revenues:
     Machine and parts sales                         $ 9,590,951       $ 8,275,446       $ 12,189,027      $ 10,897,461

     Machine leases                                    4,683,473         4,556,321          8,986,777         9,002,255

     Other                                               998,579           656,774          1,907,799         1,246,615
                                                      ----------        ----------         ----------        ----------

                                                      15,273,003        13,488,541         23,083,603        21,146,331

Cost of revenues                                      10,891,802         9,021,304         16,352,643        14,052,816
                                                      ----------        ----------         ----------        ----------

     Gross profit                                      4,381,201         4,467,237          6,730,960         7,093,515

Operating expenses:

     Selling, general, and administrative
         expenses                                      1,584,572         1,506,050          3,117,502         2,631,051

     Research and development costs                       63,117           157,775            217,119           308,724

     Amortization of goodwill and leases                 125,777                 0            125,777                 0
                                                      ----------        ----------         ----------        ----------

        Total operating expenses                       1,773,466         1,663,825          3,460,398         2,939,775
                                                       ---------         ---------          ---------         ---------

        Operating income                               2,607,735         2,803,412          3,270,562         4,153,740

Other income  (expense):

     Interest expense                                   (463,762)         (415,358)          (815,884)         (795,782)

     Other                                                 9,842           (16,189)            16,524           (23,040)
                                                      ----------        ----------         ----------        ----------

                                                        (453,920)         (431,547)          (799,360)         (818,822)
                                                      ----------        ----------         ----------        ----------

     Income before income taxes                        2,153,815         2,371,865          2,471,202         3,334,918

Income taxes                                             818,380           901,060            939,570         1,267,390
                                                      ----------        ----------         ----------        ----------

     Net income                                      $ 1,335,435       $ 1,470,805        $ 1,531,632       $ 2,067,528
                                                      ==========        ==========         ==========        ==========

Basic net income per share                                  $.21              $.23               $.24              $.32
                                                            ====              ====               ====              ====


Diluted net income per share                                $.20              $.23               $.23              $.32
                                                            ====              ====               ====              ====


                          Interlott Technologies, Inc.

                  Condensed Statement of Cash Flows (Unaudited)

                     Six Months Ended June 30, 2001 and 2000

                                                                                                  Six months ended June 30,
                                                                                          ----------------------------------------
                                                                                                  2001                     2000
                                                                                                 -----                    -----
Cash flows from operating activities:
  Net income                                                                                  $ 1,531,632              $ 2,067,528
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation & amortization                                                                   3,573,585                3,107,069
  Principal portion of sales type lease received                                                  847,399                  646,611
  Deferred income taxes                                                                           (81,267)                 (25,985)
  Gain on sale of equipment under sales type lease                                                 (5,236)                (260,875)
  (Increase) in accounts receivable                                                            (3,434,497)              (3,094,778)
  Decrease (increase) in inventories net of leased equipment returned                           1,045,898                  (20,157)
  Decrease in prepaid expenses                                                                    484,751                  128,207
  (Increase) in deferred tax asset                                                               (217,368)                       0
  Increase in accounts payable                                                                    465,689                  901,961
  Increase in accounts payable - related parties                                                  357,160                  394,375
  Increase in accrued expenses                                                                     93,762                  376,438
  Increase in income taxes payable                                                                709,344                  491,916
                                                                                               ----------               ----------

      Net cash provided by operating activities                                                 5,370,852                4,712,310
                                                                                               ----------               ----------

Cash flows from investing activites:
  Cost of leased machines                                                                      (4,229,791)              (6,263,683)
  Acquisition of business                                                                     (13,411,679)                       0
  Purchases of property & equipment                                                               (24,525)                (265,152)
                                                                                               ----------               ----------

     Net cash used in investing activites                                                     (17,665,995)              (6,528,835)
                                                                                               ----------               -----------

Cash flows from financing activites:
  Proceeds from credit facility                                                                 8,842,053                1,975,472
  Proceeds from subordinated term note                                                          5,000,000                        0
  Proceeds from exercise of stock options                                                           6,250                        0
  Repayment of long-term debt                                                                     (50,425)                (207,698)
  Payment of notes payable - related parties                                                     (852,124)                       0
                                                                                               ----------               ----------

     Net cash provided by financing activities                                                 12,945,754                1,767,774
                                                                                               ----------               ----------

Increase (decrease) in cash                                                                       650,611                 (48,750)

Cash, at beginning of year                                                                         46,645                  132,501
                                                                                               ----------               ----------

Cash, at end of period                                                                        $   697,256              $    83,751
                                                                                               ==========               ==========


Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                               $   732,949              $   784,443
  Income taxes paid                                                                             1,246,656                  725,518
  Net book value of capitalized leased ITVMs returned from field and
  transferred to inventory                                                                        902,574                  721,724

Business combination accounted for as a purchase
  Accounts receivable                                                                           1,043,852                        0
  Inventory                                                                                     3,422,053                        0
  Value of leases acquired                                                                      4,281,005
  Goodwill                                                                                      4,664,769                        0
                                                                                               ----------               ----------
                                                                                              $13,411,679              $         0
                                                                                               ===========              ==========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles. The financial statements for the three months and six months ended June 30, 2001 and 2000 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

2.       Inventories

         Inventories at June 30, 2001 and December 31, 2000 consist of the following:

                                            2001                       2000
                                            ----                       ----
Finished goods                          $1,968,672                 $1,375,188
Work in process                            119,438                    449,471
Raw materials and supplies               7,110,651                  4,095,373
                                         ---------                  ---------
                                        $9,198,761                 $5,920,032
3.       Acquisition

     On June 1, 2001, Interlott Technologies, Inc. completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. Through the purchase, Interlott acquired all of the lottery assets of On-Point, including patents, technology, inventory, service, and contracts for the New York, Illinois, Virginia and Missouri state lotteries.

         The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

         Prior to the closing, to finance the cash payment paid at closing, Interlott increased its existing credit facility with Fifth Third Bank, Cincinnati, Ohio (which participated portions of the credit facility to Huntington Bank and National Bank of Canada) from $25 million to $30 million, and completed a mezzanine financing of junior debt in the form of a term note due June 30, 2003 in the principal amount of $5 million with Fifth Third Bank, Cincinnati, Ohio. The note bears interest at the rate of 12% per annum and the Company must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four
(4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four
(4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003.

         The acquisition has been accounted for by the purchase method. Goodwill acquired in the acquisition is being amortized over twenty years. Revenues reported during the quarter ending June 30, 2001 from contracts acquired were approximately $558,000.


4.       Goodwill

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 141 on July 1, 2001 and does not expect a material effect on the Company's financial position or results of operations.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company will adopt SFAS No. 142 on January 1, 2002, as required. The effect of the adoption on the Company's financial position and results of operations cannot be estimated. The effect will be the difference in no longer amortizing goodwill and any impairment that is determined. Goodwill amortization, which began in June 2001, is approximately $300,000 per year. At this time, the Company believes that no impairment exists.

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

         On June 1, 2001, the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. The assets acquired included patents, technology, inventory, service contracts, and lease contracts for the New York, Illinois, Virginia and Missouri state lotteries. The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

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


         At June 30, 2001, the Company had a total of 11,778 ITVMs and PCDMs deployed under operating and sales type leases as compared to 10,695 at March 31, 2001. In the aggregate, the Company has sold or leased over 24,000 ITVMs and PCDMs under agreements with 29 domestic and 14 international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

Results of Operations

         The Company's net revenues increased 13% to $15,273,003 from $13,488,541 for the three months, and 9% to $23,083,603 from $21,146,331 for the six months, ended June 30, 2001 and 2000, respectively. Revenues from sales of ITVMs and PCDMs increased 16% to $9,590,951 from $8,275,446 for the three months ended June 30, 2001 and 2000, respectively, and increased 12% to $12,189,027 from $10,897,461 for the six months ended June 30, 2001 and 2000, respectively. The increase in revenues from sales resulted from ITVM sales to one domestic lottery and two international lotteries. Revenues from operating leases increased 3% to $4,683,473 from $4,556,321 for the three months, and decreased
 .2% to $8,986,777 from $9,002,255 for the six months, ended June 30, 2001 and 2000, respectively. Lease revenues for the three months ended June 30, 2001 increased as a result of the acquisition of On-Point. leases on June 1, 2001 which amounted to $281,000 for the month. Lease revenues represented 31% and 34% of total revenues for the three months, and 39% and 43% of total revenues for the six months, ended June 30, 2001 and 2000, respectively.

          Cost of revenues increased 21% to $10,891,802 from $9,021,304 for the three months, and increased 16% to $16,352,643 from 14,052,816 for the six months, ended June 30, 2001 and 2000, respectively. Depreciation charged to cost of revenues increased 13% to $1,687,876 from $1,499,591 for the three months, and increased 11% to $3,328,328 from $3,010,910 for the six months, ended June 30, 2001 and 2000, respectively due to newer, more expensive equipment being deployed as a result of contract renewals. Service and installation costs increased 32% to $2,207,246 from $1,678,026 for the three months, and increased 25% to $4,187,328 from $3,361,738 for the six months, ended June 30, 2001 and 2000, respectively, due to higher parts replacement costs, additional staffing, and deployment costs for machines being delivered in Indiana and Iowa. Cost of revenues as a percentage of sales increased 4% from 67% to 71% for the three months and six months ended June 30, 2001. This increase was due to slightly lower prices on machines sold and other increased costs as previously discussed.

         As a result, gross profit decreased 2% to $4,381,201 from $4,467,237 for the three months, and decreased 5% to $6,730,960 from $7,093,515 for the six months, ended June 30, 2001 and 2000, respectively.

          Selling, general, and administrative expenses increased 5% to $1,584,572 from $1,506,050 for the three months, and 18% to $3,117,502 from
$2,631,051 for the six months, ended June 30, 2001 and 2000, respectively. Increases in wages and benefits and legal and professional fees were the primary factors related to the increase in cost for both the three month and six month periods.

         Interest expense increased 12% to $463,762 from $415,358 for the three months, and increased 3% to $815,884 from $795,782 for the six months, ended June 30, 2001 and 2000, respectively. The increase reflects increased overall borrowing under the Company's credit facility partially offset by decreases in interest rates. The increased borrowing was due primarily to the On-Point acquisition but also was related to the financing of a new lease contract with a domestic lottery.

         Other income (expense) was $9,842 and ($16,189) for the three months, and $16,524 and ($23,040) for the six months, ended June 30, 2001 and 2000, respectively.

         As a result of the changes discussed above, income before income taxes decreased 9% to $2,153,815 from $2,371,865 for the three months, and decreased 26% to $2,471,202 from $3,334,918 for the six months, ended June 30, 2001 and 2000, respectively.

         Income taxes decreased to $818,380 from $901,060 for the three months and decreased to $939,570 from $1,267,390 for the six months, ended June 30, 2001. The Company's effective tax rate is 38%.

         As a result of the foregoing factors, net income after tax decreased 9% to $1,335,435 from $1,470,805 for the three months, and decreased 26% to $1,531,632 from $2,067,528 for the six months, ended June 30, 2001 and 2000, respectively.



Liquidity and Capital Resources

         The Company's liquidity and capital resources continue to be impacted by its decision to lease a significant portion of its ITVMs and PCDMs. Leasing generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales. At June 30, 2001, the Company had a total of 11,778 ITVMs and PCDMs deployed under operating and sales type leases as compared to 10,695 at March 31, 2001.

         Prior to the closing of the acquisition of the lottery assets of On-Point, to finance the cash payment paid at closing, the Company increased its existing credit facility with its bank from $25 million to $30 million, and also completed a mezzanine financing of junior debt in the principal amount of $5 million with the bank. The amended credit facility is a three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is based on the prime rate or LIBOR rate adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 3% (6.76% at August 1, 2001). The mezzanine financing consists of a $5 million term note due June 30, 2003, which is subordinate to the credit facility. This note bears interest at a fixed rate of 12% per annum and the Company must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003. The note may be prepaid when availability on the credit facility exceeds $2 million and the Company is in compliance with all loan covenants. The Company intends to pay down all or part of this note prior to the maturity date using funds generated from operations. In the event that the Company secures a large lease contract requiring a significant capital investment, the redemption of this debt may be delayed.

         Net cash provided by operations for the six months ended June 30, 2001 and 2000 was $5,370,852 and $4,712,310, respectively. The increase for the first six months of 2001 as compared to the same period in 2000 resulted primarily from a decrease in inventories, partially offset by an increase in accounts receivable.

         Net cash used in investing activities was $17,665,995 and $6,528,835 for the six months ended June 30, 2001 and 2000, respectively. This increase is primarily due to the purchase of the lottery assets of On-Point for $13.4 million offset in part by the lower amount spent on equipment deployed under leases in the first six months of 2001 as compared to the first six months of 2000.

         Net cash provided by financing activities was $12,945,754 for the six months ended June 30, 2001 as compared to $1,767,774 for the six months ended June 30, 2000. The change is primarily the result of increased borrowings of $13.4 million to finance the acquisition of the lottery assets of On-Point. These increases were offset by cash used to redeem $852,124 in notes payable to shareholders that were issued on conversion of their redeemable preferred stock.

         On August 3, 2001, the Company was indebted to Fifth Third Bank in the aggregate principal amount of $20,881,774 and had $8,562,998 available on the credit facility, as well as the aggregate principal of $5,000,000 on the subordinated term note.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999, which expires on November 7, 2002. The objective of the agreement is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreement was approximately ($271,938) at June 30, 2001. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. This agreement inherently carries an element of credit risk if the counter party is unable to meet its obligation.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         10.1 Third Amendment to Credit Agreement between the Company and Fifth Third Bank
         10.2       Amended and Restated Revolving Note
         10.3 Credit Agreement ($5,000,000 Subordinated Debt) between the Company and Fifth Third Bank
         10.4 Standby and Subordination Agreement between the Company and Fifth Third Bank
         10.5       Term Note
         10.6       Security Agreement between the Company and Fifth Third Bank


(b)      Reports on Form 8-K.

         The following report on Form 8-K was filed during the quarter for which the report is filed:

           Date of Report
            (date filed)             Items Reported

              6/01/01                Item 2, Acquisition of Assets - announcing
         (filed 6/15/01)        the completion of the acquisition of the lottery
                                assets of On-Point Technology Systems, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTERLOTT TECHNOLOGIES, INC.
                                                (Registrant)



Date: August 14, 2001                    /s/ David F. Nichols
                                         -------------------------------------
                                         David F. Nichols
                                         President and Chief Executive Officer


                                         /s/ Dennis W. Blazer
                                         -------------------------------------
                                         Dennis W. Blazer
                                         Chief Financial and Accounting Officer