Form 10-Q
period 2001-09-30
INTERLOTT TECHNOLOGIES INC
filed 2001-11-14
CIK 873998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2001

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ x ]        No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

         Class                                   Outstanding at Nov 14, 2001
-----------------------------                 --------------------------------
Common Stock, $.01 Par Value                         6,438,188 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001

                                Table of Contents

Item                                                                    Page
Number     PART I.  FINANCIAL INFORMATION                               Number
------                                                                  ------

  1        Financial Statements:

           Condensed Balance Sheets as of September 30, 2001
           and December 31, 2000                                          3

           Condensed Statements of Income
           for the three months and nine months ended
           September 30, 2001 and 2000                                    4

           Condensed Statements of Cash Flows for the nine
           months ended September 30, 2001 and 2000                       5

           Notes to Condensed Financial Statements                        6

  2        Management's Discussion and Analysis of
           Financial Condition and Results of Operations                7 - 9

  3       Quantitative and Qualitative Disclosures About                  9
          Market Risk

          PART II.  OTHER INFORMATION

  6       Exhibits and Reports on Form 8-K                                10

          SIGNATURES                                                      11

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                          INTERLOTT TECHNOLOGIES, INC.

                            Condensed Balance Sheets
                    September 30, 2001 and December 31, 2000



ASSETS                                                                               September 30, 2001         December 31, 2000
Current assets:
  Cash                                                                                      $   372,144               $    46,645
    Accounts receivable, less allowance for doubtful accounts of $158,101
      in 2001 and $245,872 in 2000                                                            5,615,100                 4,015,934
    Investment in sales type leases, current portion                                          2,070,479                 1,649,654
    Inventories                                                                              11,595,505                 5,920,032
    Prepaid & refundable taxes                                                                      -                     940,000
    Note receivable from stockholder                                                                -                     280,000
    Deferred Income taxes                                                                       217,368                   231,100
    Prepaid expenses                                                                            590,789                   196,084
                                                                                             ----------                ----------
        Total current assets                                                                 20,461,385                13,279,449

Property and equipment:
  Leased machines                                                                            33,471,998                38,037,036
  Machinery and equipment                                                                       744,940                   797,117
  Building and improvements                                                                     689,409                   704,174
  Furniture and fixtures                                                                        163,852                    89,381
                                                                                            -----------               -----------
                                                                                             35,070,199                39,627,708
  Less accumulated depreciation and amortization                                             15,248,227                17,252,787
                                                                                             ----------                ----------
                                                                                             19,821,972                22,374,921

Other assets                                                                                    433,241                       -
Goodwill net of accumulated amortization of $166,306 in 2001                                  4,284,848                       -
Value of leases acquired net of accumulated amortization of $285,400 in 2001                  3,995,605                       -
Investment in sales type leases, less current portion                                         4,760,459                 3,982,726
Product development rights, net of accumulated amortization of $788,328 in 2001
   and $733,333 in 2000                                                                         311,672                   366,671
                                                                                             ----------                ----------

                                                                                            $54,069,182               $40,003,767
                                                                                             ==========                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit                                                                 $22,411,408                $15,097,611
  Current portion of notes payable - related parties                                               -                      902,549
  Accounts payable                                                                           2,473,317                  2,043,736
  Accounts payable - related party                                                             149,769                    180,291
  Accrued expenses                                                                           2,113,975                  1,923,799
  Income taxes payable                                                                         703,111                        -
                                                                                            ----------                 ----------
        Total current liabilities                                                           27,851,580                 20,147,986

Subordinated term note                                                                       5,000,000                        -
Deferred tax liability                                                                         735,016                    996,200
                                                                                            ----------                 ----------
        Total liabilities                                                                   33,586,596                 21,144,186

Notes payable - related parties                                                                511,451                    511,451

Stockholders' equity:
  Common  stock, $.01 par value; 20,000,000 shares authorized, 6,438,188 shares issued and outstanding in 2001 and 6,429,910 shares issued
    and outstanding in 2000                                                                     32,140                     32,135
  Additional paid-in capital                                                                10,433,324                 10,427,079
  Retained earnings                                                                          9,505,671                  7,888,916
                                                                                            ----------                 ----------
        Total stockholders' equity                                                          19,971,135                 18,348,130
                                                                                            ----------                 ----------

                                                                                           $54,069,182                $40,003,767
                                                                                            ==========                 ==========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         Condensed Statements of Income

         Three Months and Nine Months ended September 30, 2001 and 2000


                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                              --------------                       -------------

Revenues:                                                  2001            2000                2000             2001
                                                           ----            ----                ----             ----
     Machine and parts sales                          $3,423,724       $ 6,423,750        $15,612,751       $17,321,211

     Machine leases                                    4,662,504         4,438,200         13,649,281        13,440,455

     Other                                             1,618,594           716,506          3,526,394         1,963,120
                                                       ---------        ----------         ----------        ----------

                                                       9,704,822        11,578,456         32,788,426        32,724,786

Cost of revenues                                       7,082,998         7,835,434         23,435,642        21,888,250
                                                       ---------        ----------         ----------        ----------

     Gross profit                                      2,621,824         3,743,022          9,352,784        10,836,536

Operating expenses:

  Selling, general, and administrative
     expenses                                          1,512,627         1,413,337          4,630,129         4,044,388

  Research and development costs                          62,322           142,386            279,441           451,109

  Amortization of goodwill and leases                    325,929                 0            451,706                 0
                                                       ---------        ----------         ----------        ----------

        Total operating expenses                       1,900,878         1,555,723          5,361,276         4,495,497
                                                       ---------        ----------         ----------        ----------

        Operating income                                 720,946         2,187,299          3,991,508         6,341,039

Other income  (expense):

  Interest expense                                      (588,924)         (414,310)        (1,404,808)       (1,210,092)

  Other                                                    6,351           (14,380)            22,875           (37,421)
                                                       ---------        ----------         ----------        ----------

                                                        (582,573)         (428,690)        (1,381,933)       (1,247,513)
                                                       ---------        ----------         ----------        ----------

     Income before income taxes                          138,373         1,758,609          2,609,575         5,093,526

Income taxes                                              53,250           668,260            992,820         1,935,649
                                                       ---------        ----------         ----------        ----------

     Net income                                       $   85,123       $ 1,090,349        $ 1,616,755       $ 3,157,877
                                                       =========        ==========         ==========        ==========

Basic net income per share                                  $.01              $.17               $.25              $.49
                                                            ====              ====               ====              ====

Diluted net income per share                                $.01              $.17               $.25              $.48
                                                            ====              ====               ====              ====

                          Interlott Technologies, Inc.

                  Condensed Statement of Cash Flows (Unaudited)

                  Nine Months Ended September 30, 2001 and 2000

                                                                                                 Nine months ended September 30,
                                                                                             -------------------------------------
                                                                                                  2001                     2000
                                                                                                  ----                     ----
Cash flows from operating activities:
  Net income                                                                                  $ 1,616,755              $3,157,877
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation & amortization                                                                   5,351,235               4,765,021
  Principal portion of sales type lease received                                                                        1,036,267
                                                                                                  921,764
  Deferred income taxes                                                                          (30,085)                (140,602)
  Gain on sale of equipment under sales type lease                                              (460,557)                (294,038)
  (Increase) in accounts receivable                                                             (275,314)              (3,276,439)
  Decrease (increase) in inventories net of leased equipment returned                            (32,786)                 239,077
  Decrease in prepaid expenses                                                                    545,295                  69,390
  (Increase) in deferred tax asset                                                              (217,368)                       0
  Increase in accounts payable                                                                    429,582                 885,826
  Increase in accounts payable - related parties                                                 (30,522)                 137,391
  Increase in accrued expenses                                                                    190,176                 487,434
  Increase in income taxes payable                                                                703,111                 101,283
                                                                                              -----------              ----------

      Net cash provided by operating activities                                                 8,711,286               7,168,487
                                                                                              -----------              ----------

Cash flows from investing activites:
  Cost of leased machines                                                                     (6,193,427)              (8,240,749)
  Acquisition of business                                                                    (13,459,646)                       0
  Purchases of property & equipment                                                             (150,212)                (640,561)
                                                                                             -----------               ----------

     Net cash used in investing activites                                                    (19,803,285)              (8,881,310)
                                                                                             -----------               ----------

Cash flows from financing activites:
  Proceeds from credit facility                                                                 7,313,797               1,848,948
  Proceeds from subordinated term note                                                          5,000,000                       0
  Proceeds from exercise of stock options                                                           6,250                  29,238
  Repayment of long-term debt                                                                    (50,425)                (207,698)
  Payment of notes payable - related parties                                                    (852,124)                       0
                                                                                             -----------               ----------

     Net cash provided by financing activities                                                 11,417,498               1,670,488
                                                                                              -----------               ----------

Increase (decrease) in cash                                                                       325,499                 (42,335)

Cash, at beginning of year                                                                         46,645                 132,501
                                                                                              -----------              ----------

Cash, at end of period                                                                       $    372,144             $    90,166
                                                                                              ===========              ==========



Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                               $ 1,364,621               $1,188,926
  Income taxes paid (refunded)                                                                  (265,779)                1,875,648
  Net book value of capitalized leased ITVMs returned from field and
transferred to inventory                                                                        2,220,634                  750,615

Business combination accounted for as a purchase
  Accounts receivable                                                                           1,043,852                        0
  Inventory                                                                                     3,422,053                        0
  Value of leases acquired                                                                      4,281,005                        0
  Goodwill                                                                                      4,712,736                        0
                                                                                               ----------                ---------
                                                                                              $13,459,646               $        0
                                                                                               ==========                =========

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles in the United States of America. The financial statements for the three months and nine months ended September 30, 2001 and 2000 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

2.       Inventories

         Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                                2001                     2000
                                                ----                     ----
Finished goods                              $ 2,542,760              $1,375,188
Work in process                                 390,888                 449,471
Raw materials and supplies                    8,661,857               4,095,373
                                            -----------               ---------
                                            $11,595,505              $5,920,032
3.       Acquisition

     On June 1, 2001, Interlott Technologies, Inc.completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. Through the purchase, nterlott acquired all of the lottery assets of On-Point, including patents, technology, inventory, service, and contracts for the New York, Illinois, Virginia and Missouri state lotteries.

         The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

         Prior to the closing, to finance the cash payment paid at closing, Interlott increased its existing credit facility with Fifth Third Bank, Cincinnati, Ohio (which participated portions of the credit facility to Huntington Bank and National Bank of Canada) from $25 million to $30 million, and completed a mezzanine financing of junior debt in the form of a term note due September 30, 2003 in the principal amount of $5 million with Fifth Third Bank, Cincinnati, Ohio. The note bears interest at the rate of 12% per annum and the Company must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and September 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and September 30, 2003.

         The acquisition has been accounted for by the purchase method. Goodwill acquired in the acquisition is being amortized over twenty years. Revenues reported during the quarter ending September 30, 2001 from lease and maintenance contracts acquired were approximately $1.6 million.


4.       Goodwill

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001. The change had no material effect on the Company's financial position or results of operations.

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

The Company will adopt SFAS No. 142 on January 1, 2002, as required. Any effect will be the difference in no longer amortizing goodwill and any impairment that is determined. Goodwill amortization, which began in June 2001, is approximately $300,000 per year at a minimum and may be higher depending upon revenues from On-Point contracts meeting certain benchmark requirements. At this time, the Company believes that no impairment exists.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Interlott Technologies, Inc. (the "Company") manufactures instant ticket vending machines ("ITVMs") and prepaid phone card dispensing machines ("PCDMs") that dispense instant lottery tickets and prepaid telephone calling cards respectively without the assistance of an employee of the lottery or the telephone card vendor. The Company derives its revenues from (1) the lease of ITVMs and PCDMs, (2) the sale of ITVMs and PCDMs, and (3) to a lesser extent, service agreements and the sale of parts for ITVMs and PCDMs.

         On June 1, 2001, the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. The assets acquired included patents, technology, accounts receivable of $729,000, $3.4 million of inventory, service contracts and lease contracts for the New York, Illinois, Virginia and Missouri state lotteries. The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

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


         At September 30, 2001, the Company had a total of 11,417 ITVMs and PCDMs deployed under operating and sales type leases as compared to 11,778 at June 30, 2001. In the aggregate, the Company has sold or leased over 24,000 ITVMs and PCDMs under agreements with 29 domestic and 14 international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

Results of Operations

         The Company's net revenues decreased 16% to $9,704,822 from $11,578,456 for the three months, and increased slightly to $32,788,426 from $32,724,786 for the nine months, ended September 30, 2001 and 2000, respectively. Revenues from sales of ITVMs and PCDMs decreased 47% to $3,423,724 from $6,423,750 for the three months ended September 30, 2001 and 2000, respectively, and decreased 10% to $15,612,751 from $17,321,211 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in revenues from sales for the three months ended September 30, 2001 resulted from smaller sales contracts in 2001 which were produced and shipped primarily in the first two quarters of 2001 compared to a fairly large order of ITVMs for one state lottery in 2000 that was produced and shipped over three quarters. Revenues from operating leases increased 5% to $4,662,504 from $4,438,200 for the three months, and increased 1.6% to $13,649,281 from $13,440,455 for the nine months, ended September 30, 2001 and 2000, respectively. Lease revenues for the three months ended September 30, 2001 increased as a result of the acquisition of On-Point Technologies, Inc. leases on June 1, 2001 which contributed to $737,000 for the quarter. Lease revenues represented 48% and 38% of total revenues for the three months, and 42% and 41% of total revenues for the nine months, ended September 30, 2001 and 2000, respectively.

          Cost of revenues decreased 10% to $7,082,998 from $7,835,434 for the three months, and increased 7% to $23,435,642 from $21,888,250 for the nine months, ended September 30, 2001 and 2000, respectively. Depreciation charged to cost of revenues decreased 4% to $1,515,887 from $1,582,269 for the three months, and increased 5% to $4,844,215 from $4,593,179 for the nine months, ended September 30, 2001 and 2000. The decrease in depreciation for the three months ended September 30, 2001 was due to equipment being removed from the field on expired contracts and the increase for the nine months ended September 30, 2001 was due to newer, more expensive equipment being deployed as a result of contract renewals. Service and installation costs increased 65% to $2,688,143 from $1,628,832 for the three months, and increased 38% to $6,875,471 from $4,990,570 for the nine months, ended September 30, 2001 and 2000, respectively. The increase for the quarter was due to additional staffing and maintenance costs incurred on an on-going basis to service the On-Point contracts, and deployment costs for machines being delivered in Missouri. Cost of revenues as a percentage of sales increased 5% from 68% to 73% for the three months ended September 30, 2001 and 5% from 67% to 72% for the nine months ended September 30, 2001. This increase was due to lower margins on machines sold and other increased costs as previously discussed.

         As a result of the previously described changes, gross profit decreased 30% to $2,621,824 from $3,743,022 for the three months, and decreased 14% to $9,352,784 from $10,836,536 for the nine months, ended September 30, 2001 and 2000, respectively.

         Amortization of goodwill and leases relating to the On-Point acquisition was $325,929 for the three months and $451,706 for the nine months ended September 30, 2001 compared to $0 for the respective three and nine months ended September 30, 2000.

          Selling, general, and administrative expenses increased 7% to $1,512,627 from $1,413,337 for the three months, and 14% to $4,630,129 from
$4,044,388 for the nine months, ended September 30, 2001 and 2000, respectively. Increases in wages, benefits, travel expenses and legal and professional fees were the primary factors related to the increase in cost for both the three month and nine month periods.

         Interest expense increased 42% to $588,924 from $414,310 for the three months, and increased 16% to $1,404,808 from $1,210,092 for the nine months, ended September 30, 2001 and 2000, respectively. The increase for the three months and nine months ended September 30, 2001, reflects increased overall borrowing under the Company's credit facility due primarily to the On-Point acquisition on June 1, 2001 but also was related to the financing of new lease contracts.

         Other income (expense) was $6,351 and ($14,380) for the three months, and $22,875 and ($37,421) for the nine months, ended September 30, 2001 and 2000, respectively.

         As a result of the changes discussed above, income before income taxes decreased 92% to $138,373 from $1,758,609 for the three months, and decreased 49% to $2,609,575 from $5,093,526 for the nine months, ended September 30, 2001 and 2000, respectively.

         Income taxes decreased to $53,250 from $668,260 for the three months and decreased to $992,820 from $1,935,649 for the nine months, ended September 30, 2001. The Company's effective tax rate is 38%.

         As a result of the foregoing factors, net income after tax decreased 92% to $85,123 from $1,090,349 for the three months, and decreased 49% to $1,616,755 from $3,157,877 for the nine months, ended September 30, 2001 and 2000, respectively.



Liquidity and Capital Resources

         The Company's liquidity and capital resources continue to be impacted by its decision to lease a significant portion of its ITVMs and PCDMs. Leasing generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales. At September 30, 2001, the Company had a total of 11,417 ITVMs and PCDMs deployed under operating and sales type leases as compared to 11,778 at June 30, 2001.

         Prior to the closing of the acquisition of the lottery assets of On-Point, to finance the cash payment paid at closing, the Company increased its existing credit facility with its bank from $25 million to $30 million, and also completed a mezzanine financing of junior debt in the principal amount of $5 million with its bank. The amended credit facility is a three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is based on the prime rate or LIBOR rate adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2% (4.2% at Nov. 1, 2001). The mezzanine financing consists of a $5 million term note due September 30, 2003, which is subordinate to the credit facility. This note bears interest at a fixed rate of 12% per annum and the Company must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and September 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and September 30, 2003. The note may be prepaid whenever availability on the credit facility exceeds $2 million and the Company is in compliance with all loan covenants. The Company intends to pay down all or part of this note prior to the maturity date using funds generated from operations. In the event that the Company secures a large lease contract requiring a significant capital investment, the redemption of this debt may be delayed.

         Net cash provided by operations for the nine months ended September 30, 2001 and 2000 was $8,711,286 and $7,168,487, respectively. The increase for the first nine months of 2001 as compared to the same period in 2000 resulted from a smaller increase in accounts receivable and increases in income taxes payable, partially offset by lower net income and higher gains on the sale of equipment under sales type leases.

         Net cash used in investing activities was $19,803,285 and $8,881,310 for the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily due to the purchase of the lottery assets of On-Point for $13.5 million offset in part by the lower amount spent on equipment deployed under leases in the first nine months of 2001 as compared to the first nine months of 2000.

         Net cash provided by financing activities was $11,417,498 for the nine months ended September 30, 2001 as compared to $1,670,488 for the nine months ended September 30, 2000. The change is primarily the result of increased borrowings of $13.4 million to finance the acquisition of the lottery assets of On-Point. These increases were offset by cash used to redeem $852,124 in notes payable to shareholders that were issued on conversion of their redeemable preferred stock.

         On November 2, 2001, the Company was indebted to Fifth Third Bank in the aggregate principal amount of $24,924,928 and had $5,075,072 available on the credit facility, as well as the aggregate principal of $5,000,000 on the subordinated term note.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31,1999, which expires on November 7, 2002 and an additional $5,000,000 interest rate swap agreement on July 3, 2001, which expires on May 31, 2004. The objective of the agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($735,055) at September 30, 2001. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. These agreements inherently carry an element of credit risk if the counter parties are unable to meet their obligations.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  None

(b)      Reports.  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERLOTT TECHNOLOGIES, INC.
                                                   (Registrant)



Date: November 14, 2001             /s/ David F. Nichols
                                    ---------------------------------------
                                    David F. Nichols
                                    President and Chief Executive Officer


                                    /s/ Dennis W. Blazer
                                    ---------------------------------------
                                    Dennis W. Blazer
                                    Chief Financial and Accounting Officer