Form 10-K
period 2001-12-31
INTERLOTT TECHNOLOGIES INC
filed 2002-03-29
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 20, 2002 was $14,622,192. There were 6,449,379 shares of Common Stock outstanding as of March 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 2, 2002 are incorporated by reference in Part III hereof.

                          INTERLOTT TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                                                              PAGE
------                                                                                                              ----
PART I.............................................................................................................   4
   1.      Business................................................................................................   4
   2.      Properties..............................................................................................  17
   3.      Legal Proceedings.......................................................................................  18
   4.      Submission of Matters to a Vote of Security Holders.....................................................  19

PART II............................................................................................................  19
   5.      Market for the Registrant's Common Stock and Related Stockholder Matters................................  19
   6.      Selected Financial Data.................................................................................  20
   7.      Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................................................  20
   7(A).   Quantitative and Qualitative Disclosures About Market Risk..............................................  31
   8.      Financial Statements and Supplementary Data.............................................................  31
   9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure....................  52

PART III...........................................................................................................  52
   10.     Directors and Executive Officers of the Registrant......................................................  53
   11.     Executive Compensation..................................................................................
   12.     Security Ownership of Certain Beneficial Owners and Management..........................................
   13.     Certain Relationships and Related Transactions..........................................................

PART IV............................................................................................................  53
   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................  53

           SIGNATURES..............................................................................................  55
           INDEX OF FINANCIAL STATEMENT SCHEDULES.................................................................. S-1
           INDEX OF EXHIBITS....................................................................................... E-1

                                     PART I

ITEM 1. BUSINESS

         Interlott Technologies, Inc. (the "Company" or "Interlott") is engaged primarily in the design, manufacture, sale, lease and service of instant-winner lottery ticket vending machines ("ITVMs"). ITVMs are used by public lotteries operated by states and international public entities to dispense instant winner lottery tickets primarily in retail locations such as supermarkets and convenience stores. An instant lottery commonly is played by players scratching off a latex coating from a pre-printed ticket or tearing pull-tabs from a pre-printed ticket to determine the outcome of the game. The Company's ITVMs dispense instant lottery tickets directly to players, thereby permitting the retailer or agent to sell tickets without disrupting the normal duties of its employees.

         On June 1, 2001, the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. The assets acquired included patents, technology, accounts receivable of $1.0 million, $3.4 million of inventory, service contracts and lease contracts for the New York, Illinois, Virginia and Missouri state lotteries. The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

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

         As of December 31, 2001, the Company had sold or leased over 27,000 ITVMs through agreements with 29 different state lotteries and the District of Columbia and 14 international jurisdictions, or their licensees or contractors. The Company was awarded five of the five contracts that were awarded to the industry in 2001.

         Taking advantage of its expertise in dispensing technology, the Company introduced a prepaid phone card dispensing machine ("PCDM") in 1995 that enables providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations without the assistance of an employee of the retailer. The dispensing process used in the Company's PCDM incorporates the same patented technology used in the Company's PTVM, and the Company believes that this dispensing technology is superior to any other PCDM dispensing technology on the market. Although PCDM revenues in 2001 represented less than 1% of total revenues, the Company continues to believe that PCDMs may be a source of future sales growth.

         Interlott is a Delaware corporation. The Company's Common Stock trades on the American Stock Exchange under the symbol "ILI."

PRODUCTS

         The ITVM

         In 1987, Edmund F. Turek, a director of and consultant to the Company, developed the technology for what the Company believes was the first automated ITVM. The burster dispensing technology is a key component of the Company's ITVM for scratch-off instant lottery tickets and is protected by a patent that the Company acquired from Mr. Turek's family-owned corporation. See "Patents, Trademarks and Copyrights" below.

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

         Since the introduction of the Company's modular Expandable Dispensing System (EDS) in 2000, the Company's ITVM for scratch-off tickets has had the capacity to dispense tickets from one to 24 different bins. Because each bin can dispense tickets of different sizes, paper stocks and price levels, lotteries can sell scratch-off tickets for up to 24 different instant-winner games with a single ITVM. The ITVM can accommodate up to 24,000 tickets in the 24-game unit and can dispense all tickets in the bin without manual intervention. When all of the tickets in a bin have been dispensed, tickets can be easily reloaded by an employee of the retailer or agent. The ability of the Company's ITVM to dispense every ticket in each bin not only facilitates the ticket reloading process but also enhances the accuracy of the inventory and accounting functions.

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

         On occasion, the Company participates in cooperative supply arrangements with other lottery suppliers. These arrangements allow lotteries to reduce their operating costs and provide a more efficient means for contracting products and services. The Company's ITVMs are deployed in Pennsylvania and West Virginia pursuant to cooperative supply arrangements between the Company and Automated Wagering, Inc., which is the primary contractor for the Pennsylvania and West Virginia Lotteries. ITVMs are deployed in Georgia pursuant to a cooperative supply arrangement with Scientific Games, Inc. and in California and New Jersey pursuant to maintenance or purchase agreements between the Company and GTECH Corporation, which is the on-line supplier to both Lotteries. The Company is responsible for installing, servicing and maintaining the ITVMs in Georgia but is not required to provide preventive maintenance or servicing for the ITVMs supplied for use in Pennsylvania, West Virginia, California and New Jersey.

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

         The Company offers lotteries a choice of three types of contracts: (i) Standard Lease Agreements, (ii) Sales Agreements, and (iii) Percentage Lease Agreements. ITVM lease revenues as a percentage of the Company's total revenues were 75.7%, 42.2% and 42.9% in 1999, 2000 and 2001, respectively.

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

         Twenty seven states and the District of Columbia currently utilize ITVMs in some manner as part of their instant ticket distribution system. As of December 31, 2001, Company ITVMs were deployed in all of these states and the District of Columbia as well as in 14 international jurisdictions. The Company currently has 11,086 ITVMs under lease with 18 states and the District of Columbia. These leases expire on various dates through 2005. In certain cases, the Company's contracts are with third parties who are the primary contractors to the lottery. See "Marketing and Sales - ITVMs" above. During 2001, the Company's contract with the Massachusetts Lottery for the sale of ITVMs accounted for 27% of the Company's revenues and a lease contract with Ohio accounted for 9%.

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

         Most PCDMs to date have been acquired through purchase orders rather than contracts and are sold rather than leased. Like contracts with the lotteries, the purchase orders may contain stringent installation, performance and service requirements. As of December 31, 2001, the Company had sold 931 PCDMs.

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

         The Company's manufacturing facility has the capacity to produce approximately 300 machines per week.

RESEARCH AND PRODUCT DEVELOPMENT

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

         In 2000, the Company introduced its modular Expandable Dispensing System (EDS). These ITVMs have the unique ability to increase the number of dispensing units in an existing machine. The EDS series is field expandable up to 24 games and incorporates all the same features and benefits as previous models. The expansion is accomplished on-site and in a manner of minutes and gives the lotteries the ability to add one or more dispensing units to the machine, without affecting the overall operation or appearance. These ITVMs are the most modern and technologically advanced ITVMs in the industry.

         Research and development expenditures were $581,885, $640,151 and $347,596 for 1999, 2000 and 2001, respectively.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company currently has twenty-five U.S. and foreign patents and twenty-six pending patent applications relating to its ITVMs and has filed a disclosure document with the United States Patent and Trademark Office ("PTO").

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

         The Company has developed a new system designed specifically for retail vending of lottery tickets and other items at the point of sale. The system utilizes the Company's burster technology and includes other modular and distributed components that can be adapted for use at the point of sale. The Company owns U.S. Patent Nos. 5,943,241; 6,038,492; 6,351,688 and 6,356,794 and has corresponding foreign pending applications on this technology.

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

         The Company is the exclusive licensee of the dispensing technology used in PTVMs and PCDMs pursuant to an agreement with Algonquin Industries. Algonquin Industries has been granted ten U.S. patents and has corresponding foreign patents/applications for the licensed technology. Under the terms of the license agreement, the Company is the sole entity entitled to use this technology on its ITVMs. See "Item 13. Certain Relationships and Related Transactions."

         The Company owns by assignment twelve pending patent applications, including nine U.S. and three foreign applications, as well as five issued U.S. patents, all of which were acquired in 2001 from On-Point. The issued U.S. patents include U.S. Design Patent Nos. 448,957; 448,956; and 441,227, each entitled "Countertop Lottery Ticket Dispenser." Each of these design patents is important but not essential to the Company's business and is directed to various configurations for countertop lottery ticket dispensers. Additionally, U.S. Design Patent No. 428,060 is owned by the Company on a front panel for a ticket dispensing machine.

         The Company also owns U.S. Patent No. 5,772,510, which expires October 26, 2015 on a system and associated method for completing lottery tickets prior to being dispensed from a lottery ticket terminal.

         The Company also has a number of pending patent applications which were acquired from On-Point and are directed to various features of countertop ticket dispensers, self-serve lottery ticket vending machines, and lottery ticket separation mechanisms. The variety of technologies encompassed by these pending applications includes lottery ticket dispensers in which a single rotary separator serves multiple ticket channels and the separator mechanism itself. Additionally, specific configurations of countertop ticket dispensers are included in these pending applications.

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

COMPETITION

         Competition in the markets for the Company's ITVM and PCDM is based on a number of factors, including technological features, product quality and reliability, price, compatibility, ease of installation and use, marketing and distribution capabilities, product delivery time, and service and support. The Company is aware of three manufacturers of ITVMs and four manufacturers of PCDMs in the United States, and competition among these manufacturers is intense. Of the three ITVM competitors, the Company has the largest share of the ITVM market in the United States. The Company is not aware of any published data regarding market shares in the PCDM industry, but the Company does not believe that it has the largest market share in the PCDM industry.

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

         On June 1, 2001 the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc., including patents, technology, inventory and contracts with four state and two international lotteries.

GOVERNMENT REGULATION

         ITVMs

         Lotteries are not permitted in the various states and jurisdictions of the United States unless expressly authorized by legislation. Similarly, the commencement of ITVM sales and leasing in a jurisdiction requires authorizing legislation and implementing regulations.

         Currently, 38 states and the District of Columbia have enacted legislation to allow for the operation of a lottery, and 27 of these jurisdictions currently utilize ITVMs in some manner as part of their instant ticket distribution process. The operation of the lotteries in each of these jurisdictions is strictly regulated. The formal rules and regulations governing lotteries vary from jurisdiction to jurisdiction but typically authorize the lottery, create the governing authority, dictate the price structure, establish allocation of revenues, determine the type of games permitted, detail appropriate marketing structures, specify procedures for selecting vendors and define the qualifications of lottery personnel. Although the Company currently believes that it is unlikely that states which have enacted legislation that expressly authorizes the use of ITVMs will adopt legislation in the foreseeable future that prohibits the use of ITVMs, there can be no assurance that this will not occur.

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

         The Company retains governmental affairs representatives in various jurisdictions of the United States to monitor legislation, advise the Company on contract proposals, and assist with other issues that may affect the Company. The Company believes it has complied with all applicable state regulatory provisions relating to disclosure of its activities and those of its advisors.

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

BACKLOG

         The Company's backlog of ITVMs as of December 31, 2001 was approximately $4,881,900, which was equal to the total base lease payments or sales value for ITVMs that were committed for production but had not been shipped to various lotteries as of December 31, 2001. At December 31, 2000, the comparable backlog was approximately $17,637,660. Approximately 56% of the backlog at December 31, 2001 related to a contract awarded by a state lottery earlier in the month. It is anticipated that substantially all of the Company's backlog at December 31, 2001 will be shipped on or before December 31, 2002. The Company had a backlog of PCDMs committed for production at December 31, 2001 of $642,000.

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

EMPLOYEES

         The Company utilizes a work force of full-time employees supported from time to time by temporary or contract manufacturing and engineering personnel. As of December 31, 2001, the Company had 245 full-time employees, of which 74 were manufacturing employees, 8 were engineering employees, 142 were service employees, 15 were clerical and administrative employees and 6 were executives or senior managers. Two of the executives and senior managers were devoted to sales and four were devoted to management and administration. No Company employees are represented by any union, and the Company believes that its relations with its employees are good.

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

ITEM 3. LEGAL PROCEEDINGS

         On May 8, 2001, the Company filed an action in the Court of Common Pleas in Hamilton County, Ohio styled Interlott Technologies, Inc. vs. Apple Valley Compact Vending, Inc. and Mary Jo Burghardt and Stanley Burghardt (collectively the "Defendants"), Case No. A0102900, for breach of contract and declaratory judgment on the rights and obligations of Interlott and Defendants under agreements relating to the subcontracting of installation and maintenance services in the state of Washington.

         On July 26, 2001, the Defendants filed a counter suit in King County, Washington, Case No. 01-2-21258, alleging various claims against the Company, arising out of their subcontract agreement, including among others, deprivation of constitutional rights, tortious conduct, breach of contract, and violation of federal employment statutes. The action was removed to the United States District Court for the Western District of Washington at Seattle and the Company has moved to dismiss the case based on the pendency of the earlier filed Ohio action involving the same claims.

         On October 18, 2001, the Defendants Mary Jo and Stanley Burghardt and Apple Valley Compact Vending, Inc. filed Chapter 7 bankruptcy petitions in United States bankruptcy court in Washington State. As a result, the various actions described above were stayed and the Bankruptcy Trustee is considering whether he will proceed with any of the actions as an asset of Defendants' bankruptcies. At this point, it is not possible to predict a probable outcome or range of recovery, if any.

         On May 31, 2001, the Company received notice of filing of a complaint in the United States District Court, Western District of Washington at Seattle styled Paul Doyon and Albert Delara, on their behalf, and on the behalf of all members of the similarly situated class of Persons, v. Interlott Technologies, Inc., Case No. C01-0988C. This action was filed by a former Interlott field service representative on behalf of himself and others similarly situated, asserting an entitlement to overtime pay relating to hours worked while in the employment of the Company. The action has been conditionally certified as a representative action and notice has been sent to current and former field service representatives of the Company. To date, only a very limited number of individuals have elected to join in the action. At this point, it is not possible to predict a probable outcome or range of recovery, if any.

         The Company is involved from time to time in litigation in the ordinary course of its business. The Company does not believe that the above described cases or any other currently pending or threatened litigation against the Company, individually or in the aggregate, is likely to have a material adverse effect on its business or financial condition. Although as of this date the Company does not believe it is likely, an adverse determination in either of the above cases could have a material effect on operating results in a given year or quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended December 31, 2001.

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

                                       High                 Low
                                       ----                 ---

2000:
         First Quarter                $3.06               $2.38
         Second Quarter                3.19                2.63
         Third Quarter                 7.69                3.13
         Fourth Quarter                8.63                4.22

2001:
         First Quarter                $6.38               $3.82
         Second Quarter                5.24                4.00
         Third Quarter                 6.40                4.50
         Fourth Quarter                4.90                4.02


         At March 15, 2002 there were approximately 48 stockholders of record and an unknown number of beneficial owners holding stock in nominee or "street" name. The Company has paid no cash dividends on its common stock and currently intends to retain all future earnings for use in the development of its business.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table presents selected financial data derived from the Company's audited financial statements for each year in the five-year period ended December 31, 2001 and should be read in conjunction with the Company's Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below.

                                                SELECTED FINANCIAL DATA

                                                          Year Ended
       ---------------------------------------------------------------------------------------------------------------------------
                                             Dec. 31             Dec. 31             Dec. 31            Dec. 31          Dec. 31
                                              2001                2000                 1999                1998            1997
       ---------------------------------------------------------------------------------------------------------------------------
       Revenues
         Machine sales                     $19,358,561          21,958,631           3,311,874          8,229,950       4,567,441
         Machine leases                     18,336,526          17,966,445          16,901,911         14,165,379      12,874,450
         Other                               5,020,599           2,664,014           2,120,245          2,078,644       1,669,160
       Net revenues                         42,715,686          42,589,090          22,334,030         24,473,973      19,111,051
       Net income                            1,949,306           3,610,199           2,070,298          1,622,313       1,451,654
       Net income per share(1)                    0.30                0.56                0.32               0.25            0.23
       Depreciation and amortization         7,315,089           6,622,439           5,547,909          4,585,325       4,143,408
       Leased ITVM's, less
       accumulated depreciation             17,883,169          21,572,590          21,549,400         17,105,891      14,740,462
       Total assets                         54,917,088          40,003,767          36,203,867         28,774,249      24,612,884
       Total debt                           29,742,986          16,000,160          16,291,727         11,645,374       9,458,004
       ---------------------------------------------------------------------------------------------------------------------------
       Redeemable preferred stock           $        -                   -           1,335,000          1,335,000       1,335,000


       ----------
       (1) Reflects the weighted average number of shares outstanding for the respective periods, taking into account a 2-for-1 split of common stock effected in December 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenue base consists of (1) payments from instant ticket vending machine ("ITVM") and phone card dispensing machine ("PCDM") operating leases, (2) payments from ITVM sales-type leases which are accounted for in the same manner as a direct sale but have the on-going cash flow characteristics of operating leases, (3) sales of ITVMs and PCDMs, and (4) to a lesser extent, sales of parts for ITVMs and PCDMs and service agreements. Leases provide the Company with a consistent revenue stream, opportunities to generate income on financing, and the potential to deploy a greater number of ITVMs within a lottery's budget due to the lower initial cash outlay required by the lottery. Leasing ITVMs also gives a lottery the flexibility to enhance its ITVMs in the future with new technology from the Company. On the other hand, leasing ITVMs requires the Company to invest capital or otherwise finance the manufacture of ITVMs, whereas sales of ITVMs result in the receipt of payment in full upon delivery of the ITVMs. When the Company sells ITVMs, the Company generally is able to manufacture and deliver the ITVMs and receive full payment for them before it must pay for the materials used to manufacture the ITVMs. Nevertheless, the Company believes that the advantages of leasing ITVMs, as described above, justify the initial capital investment or financing costs required to manufacture ITVMs for lease.

         Some of the benefits of leasing described above apply to PCDMs; however due to the typically smaller size of a PCDM customer order, a great majority of the PCDMs deployed to date have been sold rather than leased.

         The Company historically has experienced fluctuations in its financial results due to the unpredictable nature, timing and results of the lotteries' contract bid and award process. The Company's revenues and capital expenditures can vary significantly from period to period because the Company's sales cycle may be relatively long and because the amount and timing of revenues and capital expenditures depend on factors such as the size and timing of awarded contracts and changes in customer budgets and demands. Operating results may be affected by the lead-time sometimes required for business opportunities to result in signed lease or sales agreements, working capital requirements associated with manufacturing ITVMs pursuant to new orders and the extended time that may elapse between the award of a contract and the receipt of revenues from the sale or lease of ITVMs.

         On June 1, 2001 the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc., including patents, technology, accounts receivable of $1.0 million, $3.4 million of inventory, service contracts and lease contracts with four state and two international lotteries. On-Point's lottery related revenues during 2000 were $10.2 million. The purchase price included approximately $13 million paid at the closing; deferred payments of $9 million payable, subject to adjustment, over five years; and an earn-out of up to $6 million based on certain future revenues.

2001 as Compared to 2000

                  Total revenues increased by $126,596, from $42,589,090 in 2000 to $42,715,686 in 2001, due to a $2,356,585 increase in other revenues and a $370,081 increase in lease revenues offset by a $2,600,070 decrease in machine sales. Other revenues increased by 88% from $2,664,014 in 2000 to $5,020,599 in 2001, primarily as a result of the addition of maintenance contracts for the New York and Virginia lotteries which were acquired from On-Point. Revenues from leases increased by 2%, from $17,966,445 in 2000 to $18,336,526 in 2001, primarily due to the addition of a lease of machines to the Illinois lottery which was also acquired as part of the purchase of On-Point. This increase was partially offset by the expiration of a lease contract with the Florida lottery which expired on July 1, 2001. The total number of ITVMs and PCDMs under lease decreased in 2001. Lease revenues were 42% and 43% of total revenues for 2000 and 2001, respectively. Machine sales in 2000 included a record purchase of ITVMs for one state lottery that was produced and shipped over the first three quarters of the year. In 2001, a large sale was completed during the first two quarters while smaller orders were produced during the third and fourth quarter resulting in lower total sales for 2001. Revenues from sales of ITVMs and PCDMs were 52% and 45% of total revenues in 2000 and 2001, respectively.

         Cost of revenues for machine sales and other decreased 10% from $15,850,677 in 2000 to $14,251,360 in 2001. This decrease reflected a 9%
decrease in the number of machines sold in 2001 and slightly lower machine costs. Excluding depreciation, cost of revenues for leased ITVMs and PCDMs increased 49% from $6,798,596 in 2000 to $10,133,473 in 2001. The dollar increase in cost of lease revenues was the result of higher personnel and subcontractor costs related to a large number of machines acquired from On-Point and to new leased machines deployed during 2001.

         Depreciation of ITVMs and PCDMs increased less than 1% from $6,366,899 in 2000 to $6,394,051 in 2001. The increase was due to newer units being deployed that have more dispensing capacity and cost more.

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. At this time, the Company believes that no impairment exists. The Company considers cash flow losses as an indicator of potential impairment. When undiscounted cash flows are less than the carrying value, an impairment loss will be recognized.

         The Company adopted SFAS No. 142 on January 1, 2002, as required. Any effect will be the difference in no longer amortizing goodwill and any impairment that is determined. Goodwill amortization from June 2001, when the assets of On-Point were acquired, through December 31, 2001, was approximately $166,600.

         Selling, general and administrative expenses increased 9% from $5,421,062 in 2000 to $5,915,233 in 2001. The increase resulted primarily from higher salary and wage expenses and an increase in legal and professional fees. As a percentage of revenues, selling, general and administrative expenses increased from 13% in 2000 to 14% in 2001.

         Research and development costs decreased by 46% from $640,150 in 2000 to $347,596 in 2001 as the Company completed the development phase of its Expandable Dispensing System (EDS) in 2000 for deployment in 2001. The Company generally contracts out its research and development efforts. This allows the Company to focus its expenditures on the technical expertise necessary to accomplish a specific project.

         Operating income decreased by 34% from $7,425,152 in 2000 to $4,892,644 in 2001. This decrease resulted primarily from the higher cost of revenues for leased machines discussed above and from the amortization of goodwill and leases relating to the On-Point acquisition. As a percentage of revenues, operating income decreased from 17% in 2000 to 12% in 2001.

         Interest expense increased by 30% from $1,580,969 in 2000 to $2,049,605 in 2001. The increase reflected the cost of additional borrowings to finance the acquisition of the lottery assets of On-Point on June 1, 2001.

         Pre-tax income decreased 50% from $5,786,798 in 2000 to $2,884,335 in 2001.

         The effective income tax rate decreased from 37.6% in 2000 to 32.4% in 2001. This decrease was due primarily to a change in the tax accounting method for patents which reduced income tax expense by $199,654 in 2001.

         As a result of the above factors, the Company's net income decreased by 46% from $3,610,199 in 2000 to $1,949,306 in 2001.

2000 as Compared to 1999

         Total revenues increased by $20,255,060 from $22,334,030 in 1999 to $42,589,090 in 2000, or 91%, due to an $18,646,757 increase in machine sales, a $1,064,534 increase in lease revenues and a $543,769 increase in other revenues. Revenues from leases increased by 6% from $16,901,911 in 1999 to $17,966,445 in 2000, resulting from the continuation of leases in thirteen states and the renewal of three leases in other states that had reached the conclusion of their original terms. The total number of ITVMs and PCDMs under lease increased in 2000 as a result of deployment of new units, partially offset by the retirement of older units. Lease revenues were 76% and 42% of total revenues for 1999 and 2000, respectively. The dollar increase in lease revenues reflected the cumulative effect of continuing revenues from machines under lease which were deployed prior to 2000 and the incremental revenue of new machines leased or deployed in 2000. Revenues from sales increased by 563% from $3,311,874 in 1999 to $21,958,631 in 2000, primarily due to new sales and sales type leases to three state lotteries. A single state contract accounted for approximately 89.6% of this increase. Revenues from sales of ITVMs and PCDMs were 15% and 52% of total revenues in 1999 and 2000, respectively. Other revenues increased by 26% from $2,120,245 in 1999 to $2,664,014 in 2000, as machines deployed prior to 2000 generated service revenue for the entire year.

         Cost of revenues for machine sales and other increased 981% from $1,466,153 in 1999 to $15,850,677 in 2000. This increase reflected the 1,201%
increase in number of machines sold in 2000. Excluding depreciation, cost of revenues for leased ITVMs and PCDMs decreased 6% from $7,243,770 in 1999 to $6,798,596 in 2000. The dollar increase in cost of lease revenues was the result of higher personnel and subcontractor costs related to the larger number of machines deployed during 2000.

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

         Research and development costs increased by 10% from $581,885 in 1999 to $640,150 in 2000. The Company maintained its philosophy of using contractors as the primary source of research and development efforts, allowing the Company to focus its expenditures on the technical expertise necessary to accomplish the specific project.

         Operating income increased by 112% from $3,502,379 in 1999 to $7,425,152 in 2000. This increase resulted primarily from the increase in the number of machines sold in 2000 as compared to 1999. As a percentage of revenues, operating income increased from 16% in 1999 to 17% in 2000.

         Interest expense increased by 43% from $1,102,478 in 1999 to $1,580,969 in 2000. The increase reflected the cost of additional borrowings to finance leased equipment built and deployed in 2000, and higher interest rates in 2000.

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

         The extraordinary item in 1999 of $178,159, net of tax, related to a gain on the involuntary conversion of assets lost in a tornado which were covered by insurance at replacement cost.

Liquidity and Capital Resources

         Net cash provided by operating activities decreased 24% from $11,555,661 in 2000 to $8,842,961 in 2001. Net cash used in investing activities increased 110% from $10,297,498 in 2000 to $21,663,552 in 2001. Financing activities in 2001 provided net cash of $13,311,278 as compared to $1,334,019 of net cash used in financing activities in 2000. This was due to additional borrowings of $14,158,048, primarily to finance the acquisition of On-Point, partially offset by repayment of long-term-debt of $902,549.

         The Company's decision to lease a significant portion of its ITVMs generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales. As of December 31, 2001, the Company had a total of 11,086 ITVMs and PCDMs under operating and sales type leases. The Company's current backlog of $4.9 million includes machines to be sold to the California lottery in the amount of $2.7 million and machines to be leased to the Illinois lottery of $2.1 million. Additionally, a recent contract award from the Oregon lottery, for the purchase of up to 500 machines, will generate additional cash.

         Inventories increased by $4,708,258 from $5,920,032 in 2000 to $10,628,290 in 2001 primarily due to $3.4 million of inventory acquired from On-Point and the return to inventory of $2.4 million in leased equipment from expired leases which was reclassified from property and equipment - leased machines. These increases were offset by decreases in other inventory items of $1.1 million.

         Accounts receivable increased by $3,109,316 from $4,015,934 in 2000 to $7,125,250 in 2001. This increase was due to a large sale in December of $1.3 million to one state lottery and the addition of lease and maintenance contract billings from Illinois, Missouri, Virginia and New York which were acquired from On-Point.

         Goodwill in the amount of $4,572,655 and acquired leases in the amount of $3,781,555 at December 31, 2001 resulted from the On-Point acquisition.

         The Company's revolving credit facility is classified as a current liability due to the revolver clause of the agreement. As a result, current liabilities exceeded current assets as of December 31, 2000 and 2001 by $6,868,537 and $7,322,359, respectively.

         Prior to the closing of the acquisition of the lottery assets of On-Point, to finance the cash payment paid at closing, the Company increased its existing credit facility with its bank from $25 million to $30 million, and also completed a mezzanine financing of junior debt in the principal amount of $5 million with the bank. The credit facility is a three year credit line, which expires on May 31, 2004, secured by a lien on all of the assets of the Company. The interest rate on the credit facility is based on the prime rate or LIBOR, adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2.75% (4.62% at March 1, 2002). The terms of the credit facility require the Company to maintain a cash balance at all times equal to .875% of the total amount of the facility. Additionally, the Company must comply with certain loan covenants which include, among other things, a minimum ratio of funded debt to EBITDA and a minimum tangible net worth requirement. The wording of the covenant concerning minimum tangible net worth as that phrase was defined by the credit agreement on December 31, 2001 did not exclude the comprehensive income or loss treatment of interest rate swap agreements and as a result, the Company was not in compliance. However, the bank has revised the wording of the credit agreement to clarify the covenant and the Company is in full compliance with the requirements of the amended and restated covenant, including as of December 31, 2001.

         The mezzanine financing consists of a $5 million term note due June 30, 2003, which is subordinate to the credit facility. This note bears interest at a fixed rate of 9% per annum and the Company must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March

31, 2003 and June 30, 2003. The note may be prepaid whenever availability on the credit facility exceeds $2 million and the Company is in compliance with all loan covenants. The Company intends to pay down all or part of this note prior to the maturity date using funds generated from operations. In the event that the Company secures a large lease contract requiring a significant capital investment, the redemption of this debt may be delayed.

         At March 1, 2001, the Company had $6,394,512 available under its credit facility and $5 million remaining outstanding under the $5 million term note. The Company believes that the amount available on its credit facility, together with cash flows from operations, will be sufficient to meet its currently foreseeable short and long-term needs for liquidity.

          The Company entered into an interest rate swap agreement with a total notional principal amount of $10 million at December 31, 1999 which expires on November 7, 2002 and an interest rate swap agreement with a total notional principal amount of $5 million at July 3, 2001 which expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($580,174) at December 31, 2001. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

         At December 31, 2000, the Company was indebted to one stockholder in the amount of $79,000. Additionally in 2000, four stockholders elected to convert their shares of redeemable preferred stock to notes payable in the amount of $1,335,000. The notes held by these five stockholders require, among other things, that 25% of the net income of the Company for the fiscal year be paid toward the aggregate principal amount owed on the notes on the first business day of the fourth month following the fiscal year end. Consequently, on April 2, 2001, $902,549 was paid on these notes leaving a balance of $511,451 at December 31, 2001. The amount due in respect to 2001 net income is $487,327, which will be paid on April 1, 2002. See Note 6 of Notes to Financial Statements.

         The Company's capital expenditures totaled $10,297,498 and $8,177,406 for 2000 and 2001, respectively. These amounts included $9,580,471 and $7,979,117 for the manufacture of machines leased during the respective periods. Other expenditures represented machinery and equipment costs for expanded plant and office capacity.

         The Company had no material commitments for additional capital expenditures as of December 31, 2001 other than for the manufacture of ITVMs and PCDMs for future sale or lease.

         At December 31, 2001, the Company had estimated tax net operating loss carryforwards of approximately $536,324 which are available to offset future federal taxable income, if any, through 2009. The use of these carryforwards is subject to certain annual limitations due to ownership changes in 1992. The net operating loss carryforward reduced taxable income by $161,559 for a net federal tax benefit of $54,930 in 2001.

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

         - the extended time between the award of a contract and the receipt of revenues from the sale or lease of ITVMs and PCDMs;

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

         OUR GROWTH WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF ITVMS.

         Our ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITVMs, the distribution of ITVMs in additional states and international jurisdictions, the approval of lotteries in remaining states and international jurisdictions and increased future orders of ITVMs. As of December 31, 2001, 27 states and the District of Columbia used ITVMs as part of their instant ticket distribution system. We had leased or sold ITVMs in all of those states, the District of Columbia and in 14 international jurisdictions. However, the popularity of instant lottery games and the demand for ITVMs may not continue and, as a result, we may not be able to successfully market and sell these products. Although the total dollar amount of instant ticket sales continues to increase, the rate of increase has declined. It is important but not critical that we develop relationships with additional lotteries and that additional states authorize instant lotteries.

         SIGNIFICANT PORTIONS OF OUR ANNUAL REVENUE FREQUENTLY ARE DERIVED FROM A LIMITED NUMBER OF CONTRACTS, WHICH VARY IN SIZE AND BY CUSTOMER FROM YEAR TO YEAR.

         We have traditionally derived a significant portion of our annual revenues from a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. In particular, during 2001, a contract with Massachusetts accounted for 27% of our total revenues. Additionally, a contract with the Ohio Lottery accounted for 17% of our lease revenues and 9% of our total revenue in 2001. This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders. Further, none of our large customers has any obligation to lease or purchase additional machines from us. A loss of any of these large contracts could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR PROPRIETARY RIGHTS OR AVOIDING CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

         We principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. Our success depends largely on our burster technology that is protected by a patent that expires on December 31, 2007. Additionally, we have twenty-four other patents and twenty-six pending patent applications with the United States Patent and Trademark Office and foreign patent offices. We also have an exclusive license agreement with Algonquin Industries, Inc. for use of their patented pull-tab instant ticket dispensing mechanism in our PTVM and PCDM. We cannot be certain that we and Algonquin have taken adequate steps to prevent misappropriation of the technology that we use or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, we could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, which could have a material adverse effect on our business, financial condition and results of operations.

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

         A SINGLE STOCKHOLDER CONTROLS A MAJORITY OF OUR STOCK AND CAN EXERT SIGNIFICANT INFLUENCE OVER OUR CORPORATE MATTERS.

                  As of December 31, 2001, Mr. L. Roger Wells,  Jr.
beneficially owned 53.1% of the outstanding common stock. As a result, Mr. Wells can control the election of directors and the outcome of certain corporate actions requiring stockholder approval. This concentration of ownership in a single stockholder also can delay or prevent a change of control.

         OUR ITVM LEASE CONTRACTS MAY RESULT IN LOSSES.

                  Our ITVM lease revenues as a percentage of our total revenues were 75.7% in 1999, 42.2% in 2000 and 42.9% in 2001. Our standard lease agreements provide for fixed lease payments during the term of the agreement and some permit the lottery to order additional ITVMs at any time during the lease term. If one of these lotteries were to order a large number of ITVMs near the end of the lease term, we would incur significant manufacturing costs but might receive lease payments for only a relatively short period of time through the remainder of the lease term. Additionally, we are unable to pass along to the lottery any increases in manufacturing and service costs during the term of the lease agreement. Our standard lease agreements provide for a short initial term, such as one year, with an option for the lottery to extend the lease term for additional one-year periods. If the lottery does not extend the initial lease term, we might incur a loss on the manufacture of the ITVMs if we are unable to re-lease or sell the ITVM.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999 which expires on November 7, 2002 and an interest rate swap agreement with a total notional principal amount of $5,000,000 at July 3, 2001 which expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($580,174) at December 31, 2001. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Interlott Technologies, Inc.


We have audited the accompanying balance sheets of Interlott Technologies, Inc. as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlott Technologies, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Cincinnati, Ohio
February 11, 2002

                          INTERLOTT TECHNOLOGIES, INC.

                                  Balance Sheet

                           December 31, 2001 and 2000

                                                                                                   2001               2000
                                                                                           -----------------    ----------------
ASSETS
Current assets:
    Cash                                                                                        $   537,332              46,645
    Accounts receivable, less allowance for doubtful accounts
      of $203,101 in 2001 and $245,872 in 2000                                                    7,125,250           4,015,934
    Investment in sales type leases, current portion                                              2,299,706           1,649,654
    Inventories                                                                                  10,628,290           5,920,032
    Prepaid & refundable taxes                                                                      404,220             940,000
    Note receivable from stockholder                                                                      -             280,000
    Deferred tax asset                                                                              182,350             231,100
    Prepaid expenses                                                                                274,033             196,084
--------------------------------------------------------------------------------------------------------------------------------
             Total current assets                                                                21,451,181          13,279,449
--------------------------------------------------------------------------------------------------------------------------------
Property and equipment:
    Leased machines                                                                              33,759,213          38,037,036
    Machinery and equipment                                                                         777,687             797,117
    Building and leasehold improvements                                                             689,409             704,174
    Furniture and fixtures                                                                          179,182              89,381
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 35,405,491          39,627,708
    Less accumulated depreciation and amortization                                              (16,784,029)        (17,252,787)
--------------------------------------------------------------------------------------------------------------------------------
             Net property and equipment                                                          18,621,462          22,374,921
--------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                                        578,386                 -
Goodwill net of accumulated amortization of $166,581 in 2001                                      4,572,655                 -
Value of leases acquired net of accumulated amortization of $499,450 in 2001                      3,781,555                 -
Investment in sales type leases, less current portion                                             5,618,510           3,982,726
Product development rights, net of accumulated amortization  of
    $806,661 in 2001 and $733,333 in 2000                                                           293,339             366,671
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                $54,917,088          40,003,767
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                           December 31, 2001 and 2000

                                                                                  2001               2000
                                                                             ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to financial institutions                                     $24,255,659         15,097,611
    Notes payable - related parties                                                 487,327            902,549
    Accounts payable                                                              2,249,874          2,043,736
    Accounts payable - related parties                                              317,505            180,291
    Accrued expenses                                                              1,463,175          1,923,799
---------------------------------------------------------------------------------------------------------------
             Total current liabilities                                           28,773,540         20,147,986
---------------------------------------------------------------------------------------------------------------
Subordinated term note                                                            5,000,000                -
Deferred tax liability                                                              568,950            996,200
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                   34,342,490         21,144,186
---------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
---------------------------------------------------------------------------------------------------------------
Interest rate swap agreements                                                       580,174                -
---------------------------------------------------------------------------------------------------------------
Notes payable - related parties                                                      24,124            511,451
---------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 6,441,498 shares issued and outstanding in 2001 and 6,429,910 shares issued
       and outstanding in 2000                                                       32,140             32,135
    Additional paid-in capital                                                   10,482,853         10,427,079
    Accumulated comprehensive income (loss)                                        (382,915)               -
    Retained earnings                                                             9,838,222          7,888,916
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                          19,970,300         18,348,130
                                                                             ---------------    ---------------
                                                                                $54,917,088         40,003,767
---------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                               Statement of Income

                  Years Ended December 31, 2001, 2000 and 1999


                                                                         2001               2000               1999
                                                                    ---------------    ---------------    ---------------
Revenues:
    Machine sales                                                      $19,358,561         21,958,631          3,311,874
    Machine leases                                                      18,336,526         17,966,445         16,901,911
    Other                                                                5,020,599          2,664,014          2,120,245
                                                                    ---------------    ---------------    ---------------
                                                                        42,715,686         42,589,090         22,334,030
Cost of revenues:
    Machine sales and other                                             14,251,360         15,850,677          1,466,153
    Machine leases                                                      16,642,822         13,252,049         12,580,788
                                                                    ---------------    ---------------    ---------------
                                                                        30,894,182         29,102,726         14,046,941
                                                                    ---------------    ---------------    ---------------
             Gross margin                                               11,821,504         13,486,364          8,287,089
Operating expenses:
    Selling, general and administrative expenses                         5,915,233          5,421,062          4,202,825
    Research and development costs                                         347,596            640,150            581,885
    Amortization of goodwill and leases                                    666,031                -                  -
                                                                    ---------------    ---------------    ---------------
                                                                         6,928,860          6,061,212          4,784,710
                                                                    ---------------    ---------------    ---------------
             Operating income                                            4,892,644          7,425,152          3,502,379
Other income (expense)
    Interest expense                                                    (2,049,605)        (1,580,969)        (1,102,478)
    Other                                                                   41,296            (57,385)           598,832
                                                                    ---------------    ---------------    ---------------
                                                                        (2,008,309)        (1,638,354)          (503,646)

Income before income taxes and extraordinary item                        2,884,335          5,786,798          2,998,733
Income tax provision                                                       935,029          2,176,599          1,106,594
                                                                    ---------------    ---------------    ---------------
Income before extraordinary item                                         1,949,306          3,610,199          1,892,139
                                                                    ---------------    ---------------    ---------------
Extraordinary item (less applicable income taxes of
    $109,195)                                                                  -                  -              178,159
                                                                    ---------------    ---------------    ---------------
             Net income                                                 $1,949,306          3,610,199          2,070,298
                                                                    ===============    ===============    ===============

Basic income per share before extraordinary item                              0.30               0.56               0.29
                                                                    ===============    ===============    ===============
Diluted income per share before extraordinary item                            0.30               0.56               0.29
                                                                    ===============    ===============
Basic and diluted extraordinary item per share                                 -                  -                 0.03
                                                                    ===============    ===============    ===============
Basic net income per share                                                    0.30               0.56               0.32
                                                                    ===============    ===============    ===============
Diluted net income per share                                                  0.30               0.56               0.32
                                                                    ===============    ===============    ===============

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                        Statement of Stockholders' Equity

                  Years ended December 31, 1999, 2000 and 2001

                                                                                               Common Stock
                                                                   Comprehensive   --------------------------------
                                                                      Income            Shares            Amount
                                                                   -------------   --------------    --------------
Balances at December 31, 1998                                            -             6,420,000          $ 32,100
Net income                                                               -               -                 -
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                            -             6,420,000            32,100
Shares issued for exercise of options                                    -                 7,000                35
Shares issued in connection with Employee Stock Purchase Plan            -                 2,910               -
Net income                                                               -                   -                 -
---------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                            -             6,429,910            32,135
Cumulative effect of transition adjustment                               -                   -                 -
Shares issued for exercise of options                                    -                 1,000                 5
Shares issued in connection with Employee Stock Purchase Plan            -                10,588               -
Comprehensive income (loss):
      Net income                                                   1,949,306                 -                 -
      Other comprehensive loss related to swap agreements
        (net of tax of $162,260)                                    (314,975)                -                 -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                       $ 1,634,331
Balances at December 31, 2001                                            -             6,441,498          $ 32,140
                                                                                   =============          ========

                                                       Additional                               Accumulated
                                                        Paid-in             Retained          Comprehensive
                                                        Capital             Earnings           Income (Loss)            Total
                                                    ----------------    -----------------     ---------------      ---------------
Balances at December 31, 1998                          $ 10,376,017          $ 2,208,419                  -          $ 12,616,536
Net income                                                 -                   2,070,298                  -             2,070,298
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                            10,376,017            4,278,717                  -            14,686,834
Shares issued for exercise of options                        51,062                  -                    -                51,097
Shares issued in connection with Employee
Stock Purchase Plan                                             -                    -                    -                   -
Net income                                                      -              3,610,199                  -             3,610,199
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                            10,427,079            7,888,916                  -            18,348,130
Cumulative effect of transition adjustment                      -                    -                (67,940)            (67,940)
Shares issued for exercise of options                         4,495                  -                    -                 4,500
Shares issued in connection with Employee Stock
  Purchase Plan                                              51,279                  -                    -                51,279
Comprehensive income (loss):
      Net income                                                -              1,949,306                  -             1,949,306
      Other comprehensive loss related to
        swap agreements (net of tax of $162,260)                -                    -               (314,975)           (314,975)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income
Balances at December 31, 2001                          $ 10,482,853          $ 9,838,222            $(382,915)       $ 19,970,300
                                                       ============          ===========            ========= =      ============


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                             Statement of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                                          2001             2000            1999
                                                                                    ----------------   --------------  ------------
Cash flows from operating activities:
    Net income                                                                           $1,949,306      3,610,199       2,070,298
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Net book value of equipment disposals                                                   -           86,499         113,563
        Depreciation and amortization                                                     7,315,089      6,622,439       5,547,909
        Principal portion of sales type leases received                                   1,551,262      1,441,971         909,184
        (Decrease) increase in deferred income tax liability                               (229,991)       194,400         448,800
        Gain on sale of equipment under sales type lease                                   (916,039)      (301,019)       (331,170)
        (Increase) in accounts receivable                                                (1,785,465)      (710,448)       (488,897)
        Decrease (increase) in inventories - net of leased equipment returned             1,118,671        651,645        (828,568)
        (Increase) in prepaid expenses and other asset                                      312,870           (565)       (185,733)
        Decrease in deferred tax asset                                                       48,750            -               -
        Increase in accounts payable                                                        206,138        261,853         302,052
        (Decrease) increase in accounts payable - related parties                           137,214            822         (36,265)
        (Decrease) increase in accrued expenses                                            (460,624)       565,546         246,837
        (Decrease) in income taxes payable                                                 (404,220)      (867,681)       (248,458)
-------------------------------------------------------------------------------------------------------------------   -------------
              Net cash provided by operating activities                                   8,842,961     11,555,661       7,519,552
-------------------------------------------------------------------------------------------------------------------   -------------

Cash flows from investing activities:
    Cost of leased machines                                                              (7,979,117)    (9,580,471)    (11,985,736)
    Acquisition of business                                                             (13,486,146)           -               -
    Purchases of property and equipment                                                    (198,289)      (717,027)        (77,672)
-------------------------------------------------------------------------------------------------------------------   -------------
              Net cash used in investing activities                                     (21,663,552)   (10,297,498)    (12,063,408)
-------------------------------------------------------------------------------------------------------------------   -------------

Cash flows from financing activities:
    (Increase) in notes receivable from shareholder                                             -         (280,000)            -
    Increase (decrease) in notes payable                                                 14,158,048       (907,417)      4,838,655
    Proceeds from exercise of stock options                                                   4,500         51,096             -
    Proceeds from Employee Stock Purchase Plan                                               51,279            -               -
    Repayment of long-term debt                                                            (902,549)      (207,698)       (192,302)
              Net cash (used in) provided by financing activities                        13,311,278     (1,344,019)      4,646,353
-------------------------------------------------------------------------------------------------------------------   -------------

Increase (decrease) in cash                                                                 490,687        (85,856)        102,497
Cash at beginning of year                                                                    46,645        132,501          30,004
-------------------------------------------------------------------------------------------------------------------   -------------
Cash at end of year                                                                     $   537,332         46,645         132,501
-------------------------------------------------------------------------------------------------------------------   -------------

Supplemental disclosures of cash flow information:
    Net book value of leased equipment returned from the field                          $ 2,404,876      1,357,572       1,255,578
    Interest paid                                                                       $ 2,021,966      1,578,357       1,216,285
    Notes payable to stockholders issued in exchange for redeemable preferred stock     $       -        1,335,000             -
    Income taxes paid                                                                   $   646,336      1,847,415       1,104,789
    Interest swap liability                                                             $   580,174            -               -

Business combination accounted for as a purchase
  Accounts receivable                                                                   $  1,043,852            -               -
  Inventory                                                                             $  3,422,053            -               -
  Lease acquisition costs                                                               $  4,281,005            -               -
  Goodwill                                                                              $  4,739,236            -               -
                                                                                         -----------      ---------      ----------
                                                                                         $13,486,146            -               -

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


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

              Any future losses related to lease cancellations would be recorded in the period such losses become known and estimable.

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

       (G)    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

              SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts as of December 31, 2001 and 2000 of cash, accounts receivable, accounts payable, accounts payable - related parties, accrued expenses and income taxes payable approximate fair value due to the short maturity of these investments. The carrying amount of notes payable approximate fair value, as such borrowings bear interest at the Company's current rates for such types of instruments.

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

       (M)    ACCOUNTS PAYABLE

              Accounts payable included $518,642 and $540,908, respectively, of outstanding checks at December 31, 2001 and 2000.

       (N)    INTANGIBLE ASSETS

              Amortization of goodwill is calculated on the straight line method based on a 20 year life.

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

              SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of. At this time, the Company believes that no impairment exists. The Company considers cash flow losses as an indicator of potential impairment. When undiscounted cash flows are less than the carrying value, an impairment loss will be recognized.

              The Company adopted SFAS No. 142 on January 1, 2002, as required. Any effect will be the difference in no longer amortizing goodwill and any impairment that is determined. Goodwill amortization, which began in June 2001, was approximately $166,600.

       (2)    INVESTMENT IN SALES TYPE LEASES

              The Company leases instant ticket vending machines (ITVMs) to several state lotteries under sales type leases. The components of the net investment in sales type leases at December 31, 2001 and 2000 were as follows:

                                                                                      2001                2000
       Minimum lease payments receivable                                        $9,082,572           $6,767,616
       Less unearned revenue on lease payments receivable                        1,164,356            1,135,236
                                                                                 ---------            ---------
                                                                                 7,918,216            5,632,380
       Less current portion                                                      2,299,706            1,649,654
                                                                                 ---------            ---------
       Investment in sales type leases, less current portion                    $5,618,510           $3,982,726
                                                                                 =========            =========

       Future minimum lease payments to be received by the Company under these sales type leases are as follows:

       Years ending December 31,
       -------------------------

             2002         $3,018,388
             2003          1,823,700
             2004          1,775,250
             2005          1,131,369
             2006            872,643
             2007            461,222
                          ----------
                          $9,082,572
                          ==========

(3)    INVENTORIES

       Inventories at December 31, 2001 and 2000 consisted of the following:

                                                  2001                2000

       Finished goods                       $2,255,882          $1,375,188
       Work in process                         531,355             449,471
       Raw materials and supplies            7,841,053           4,095,373
                                             ---------           ---------

                                           $10,628,290          $5,920,032
                                            ==========           =========

(4)    LEASED MACHINES

       At December 31, 2001 and 2000, the Company leased ITVMs to various state lotteries under operating leases. The leases generally provide for the lotteries to make monthly or quarterly payments for rentals of the ITVMs over various lease terms. The components of the net investment in operating leases, which include estimated residual values, at December 31, 2001 and 2000 were as follows:

                                                       2001                2000

       Leased machines                          $33,759,213         $38,037,036
       Less accumulated depreciation             15,876,044          16,464,446
                                                 ----------          ----------

                                                $17,883,169         $21,572,590
                                                 ==========          ==========

       Future minimum lease payments to be received by the Company under operating leases are as follows:

       December 31,
       ------------

             2002                                $15,071,043
             2003                                  8,102,200
             2004                                  4,463,843
             2005                                    161,535
                                                 -----------
                                                $27,798,621
                                                ===========

(5)    NOTES PAYABLE TO FINANCIAL INSTITUTIONS

       In January, 2001 the Company entered into a $25 million three year revolving credit facility with a bank. Initial proceeds from the note were used to retire the Company's prior revolving credit facility. In conjunction with the establishment of the facility, the Company opened a lockbox and controlled disbursement account under which all lockbox receipts are recorded as payments against the facility and presented checks are recorded as draws on the facility. Borrowings under the credit facility are collateralized by all assets of the Company and an assignment of proceeds from lease agreements. The terms of the credit facility require the Company to maintain a cash balance at all times equal to .875% of the total amount of the facility. Additionally, the Company must comply with certain loan covenants which include, among other things, a minimum ratio of funded debt to EBITDA and a minimum tangible net worth requirement. The wording of the covenant concerning minimum tangible net worth as that phrase was defined by the credit agreement on December 31, 2001 did not exclude the comprehensive income or loss treatment of interest rate swap agreements and as a result, the Company was not in compliance. However, the bank has revised the wording of the credit agreement to clarify the covenant and the Company is in full compliance with the requirements of the amended and restated covenant, including as of December 31, 2001.

       In June 2001, in connection with the acquisition of the lottery assets of On-Point Technology Systems, Inc. the Company increased the credit facility from $25 million to $30 million, and completed a mezzanine financing of junior debt in the form of a term note due June 30, 2003 in the principal amount of $5 million with the same bank. The rate of interest on the credit facility is based on the prime rate or LIBOR rate adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2% (4.8% at December 31, 2001). The term note bears interest at the rate of 9%.

       At December 31, 2001, the Company had borrowings of $24,255,659 outstanding with additional borrowings of $5,744,341 available under the revolving credit facility and $5 million outstanding under the term note.

(6)    NOTES PAYABLE - RELATED PARTIES

       The Company had the following notes payable to related parties at December 31, 2001 and 2000:

                                                                                      2001                2000
       Notes payable to former preferred stockholders, in the principal amount of $1,335,000 due in annual installments limited in the aggregate with the stockholder note identified in the immediately following paragraph to twenty-five percent (25%) of the net profits, if any, of the Company from its business operations as reported in the Company's annual financial statements. The notes were issued in exchange for shares of redeemable preferred stock. Payments began April 2, 2001. The notes do not provide
       for any interest and are unsecured.                                         $ 482,876          $1,335,000


       Note payable to a stockholder, in the original amount of $79,000, due and limited in the aggregate with the preferred stockholder notes identified in the preceding paragraph to twenty-five percent (25%) of the net profits of the Company, if any, from its business operations as reported in the Company's annual financial statements. Payments began April 2, 2001. The note does not
       provide for any interest and is unsecured.                                   28,575              79,000
                                                                                  --------         -----------
                                                                                   511,451           1,414,000
       Less current portion                                                        487,327             902,549
                                                                                   -------         -----------
                                                                                 $  24,124          $  511,451
                                                                                  ========          ==========

(7)    ADDITIONAL FINANCIAL INSTRUMENT

       The Company entered into an interest rate swap agreement with a total notional principal amount of $10 million at December 31, 1999 which expires on November 7, 2002 and an interest rate swap agreement with a total notional principal amount of $5 million at July 3, 2001 which expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($580,174) at December 31, 2001. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

(8)    INCOME TAXES

       Income tax expense is summarized as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                2001               2000                1999
       Current:
         Federal                                               $851,391         $1,629,300         $   612,400
         State and local                                        264,899            352,899             154,600

       Deferred:
         Federal                                                181,261            194,400             448,800
                                                                --------        ----------          ----------
                                                               $935,029         $2,176,599          $1,215,800
                                                                =======          =========           =========

       A reconciliation of income tax expense in relation to the amounts computed by application of the U.S. federal income tax rate of 34% to pretax income follows:

                                                                   2001               2000                1999
       Federal income tax expense at the statutory rate        $980,674         $1,967,500          $1,117,300
       Officers life insurance                                    8,000              8,000               8,000
       Amortization of product development rights              (199,654)            25,000              25,000
       State and local taxes, net of federal benefit            174,833            232,900             102,000
       Other                                                    (28,824)           (56,801)            (36,511)
                                                               ---------        ----------          -----------
                                                               $935,029         $2,176,599          $1,215,789
                                                               ========         ==========          ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                      2001                2000

       Deferred tax assets:
         Bad debt allowance                                                   $     69,000          $   83,600
         Investment in sales type leases                                           601,800             249,600
         Net operating loss carryforwards                                          182,300             237,200
         Inventory valuation reserve                                               156,000              73,100
         Change in accounting for patent amortization                              184,100              -
         Interest rate swap agreement                                              197,300              -
         Accrued expenses                                                           75,400              75,400
                                                                              ------------          ----------
            Total gross deferred tax assets                                   $  1,465,900          $  717,900
                                                                              ============          ==========

       Deferred tax liabilities:
         Property and equipment, principally due to
           differences in depreciation                                        $  1,754,800          $1,385,300
        Involuntary conversion of assets                                            97,700              97,700
                                                                              ------------          ----------
            Total gross deferred tax liabilities                                 1,852,500           1,483,000
                                                                              ------------          ----------
            Net deferred tax liabilities                                      $   (386,600)         $ (765,100)
                                                                              ============          ==========


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

       At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $536,300 which are available to offset future federal taxable income, if any, through 2009. However, due to an ownership change on September 25, 1992, utilization of these carryforwards is subject to certain annual limitations.

(9)    STOCK INCENTIVE PLANS

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

       A summary of the status of the Company's stock options as of December 31, 2001, 2000, and 1999 and the changes therein for the years then ended is presented below:

                                                 2001                         2000                          1999
                                       --------------------------  ----------------------------  ----------------------------
                                                     WEIGHTED                      WEIGHTED                      WEIGHTED
                                                      AVERAGE                       AVERAGE                       AVERAGE
                                                     EXERCISE                      EXERCISE                      EXERCISE
                                        SHARES         PRICE         SHARES          PRICE         SHARES          PRICE
                                       ----------  --------------  -----------   --------------  ------------  --------------
Outstanding at beginning of year         502,800           $3.92     513,100            $3.91      424,350            $4.33
Granted                                  290,850            5.25       -                  -        115,500             2.59
Exercised                                  1,000            3.25       7,000             5.02        -                  -
Forfeited                                  1,350            3.53       3,300             3.22       26,750             4.58
                                       ----------  --------------  -----------   --------------  ------------  --------------
Outstanding at end of year               791,300            4.37     502,800             3.92      513,100             3.91
Options exercisable at year-end          476,525            4.24     434,850             4.27      304,162             4.48
                                       ----------  --------------  -----------   --------------  ------------  --------------
Weighted-average fair value of
     options granted during the
     year                                                  $5.25                       N/A                            $2.59

       Had compensation cost for options granted during 2001 and 2000 been determined consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                                                       2001               1999
       Net income                                     As reported                $1,949,306         $ 2,070,298
                                                      Pro forma                   1,691,799           2,054,057
       Basic and diluted earnings per share           As reported                      .30                  .51
                                                      Pro forma                        .26                  .47
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

       The fair value of options granted during 2001 and 1999 for purposes of the accompanying pro forma disclosures is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends paid, as it has been the Company's policy not to declare or pay dividends and the Company does not anticipate paying dividends in the foreseeable future; expected volatility of 76% and 43%, respectively, based on the calculated volatility of the Company's stock; risk-free rates of return of 4.81% and 4.83%, respectively; and expected lives of 10 years.

       Information about stock options outstanding at December 31, 2001 is as follows:

                                      Options Outstanding                     Options Exercisable
                         -----------------------------------------------  -----------------------------
                                           Weighted-
                                            Average        Weighted-                       Weighted-
                                           Remaining        Average                         Average
      Range of              Number        Contractual       Exercise         Number         Exercise
  Exercise Prices         Outstanding        Life            Price         Exercisable       Price
---------------------    --------------  --------------  ---------------  --------------  -------------
$2.41 - 4.32                   419,200            5.46            $3.59         346,525          $3.76
$5.07 - 5.75                   372,100            7.61             5.33         130,000           5.49
                         --------------  --------------  ---------------  --------------  -------------
                              791,300             6.47            $4.37         476,525          $4.24
                         ==============  ==============  ===============  ==============  =============

(10)   EARNINGS PER SHARE

                                                                         Net                                     Per
                                                                       Earnings            Shares               Share
1999                                                                 (Numerator)        (Denominator)          Amount
                                                                    ---------------   ------------------   ---------------
       Basic earnings per share:
          Net earnings available to common stockholders          $       2,070,298         6,420,000               $0.32

       Diluted earnings per share:
          Effect of dilutive stock options                                                     1,806
          Earnings available to common stockholders
             and assumed conversions                                     2,070,298         6,421,806                0.32
2000

       Basic earnings per share:
          Net earnings available to common stockholders                  3,610,199         6,422,914                0.56

       Diluted earnings per share:
          Effect of dilutive stock options                                                    71,592
          Earnings available to common stockholders
             and assumed conversions                                     3,610,199         6,494,506                 .56
2001

       Basic earnings per share:
          Net earnings available to common stockholders                  1,949,306         6,436,801                0.30

       Diluted earnings per share:
          Effect of dilutive stock options                                                   119,484
          Earnings available to common stockholders
             and assumed conversions                                    $1,949,306         6,556,285               $0.30

       Options to purchase 394,800, 243,950 and 446,050 shares of common stock were outstanding in 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

(11)   NONCASH INVESTING ACTIVITIES

       Leased machines with net book values of $2,404,876 in 2001 and $742,114 in 2000 were returned to the Company's inventories upon lease expirations. The Company used parts from these returned machines in the manufacturing of certified new machines, a portion of which were deployed in 2001 under new leases.

(12)   RELATED PARTY TRANSACTIONS

       Accounts payable - related parties of $317,505 and $180,291 at December 31, 2001 and 2000, respectively, represent management fees and expenses payable to a company owned 100% by the majority stockholder as well as parts expenses payable to an entity which is owned by a director.

       Amounts expensed related to the company owned by the majority stockholder were $36,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively.

       The entity owned by a director supplies the Company with certain parts for its dispensing mechanisms. In addition, on January 13, 1994, the Company entered into a manufacturing and license agreement with this entity pursuant to which the Company purchased an exclusive license to make, use and sell pull-tab lottery ticket dispensing mechanisms produced by this entity. The Company had purchases from this entity which were charged to cost of revenues of approximately $5,240,275, $6,205,187 and $4,116,674 for the years ended December 31, 2001, 2000 and 1999, respectively.

       Note receivable - stockholder represented an advance to a director. The note bore interest at the prime rate of interest and was repaid in April 2001 from the proceeds of a note held by the director in his capacity as a former preferred stockholder.

       Interest expense arising from notes payable-related parties amounted to $0, $4,510 and $20,275 for the years ended December 31, 2001, 2000 and 1999, respectively.

(13)   CUSTOMER AND SUPPLIER CONCENTRATIONS

       A significant portion of the Company's revenues are derived from a limited number of state lottery authorities or their representatives. In each of the years ended December 31, 2001, 2000 and 1999, a single customer generated 17%, 19% and 24%, respectively, of the machine lease revenues. In addition, single state contracts generated 59%, 76% and 38% of the machine sales revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Future revenue from machine sales and leases is dependent upon winning awards in a competitive bidding process.

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

(14)   LEASE COMMITMENTS

       The Company leases its office and manufacturing facility under a noncancelable operating lease. The current lease, which was entered into on April 1, 2000, expires on March 31, 2005, and requires lease payments of $25,186 per month. Total rent expense under this lease approximated $302,200 and $274,902, for the years ended December 31, 2001 and 2000, respectively, and $179,000 for the various facility leases in 1999.

(15)   COMMITMENTS AND CONTINGENT LIABILITIES

       As of December 31, 2001, the Company had outstanding approximately $2,350,000 in purchase commitments for raw materials which are used in the manufacturing of instant ticket vending machines. Management intends to utilize these commitments as machines are produced.

(16)   OTHER INCOME AND EXTRAORDINARY ITEM

       Other income in 1999 of $598,832 consisted of a one time non-recurring credit of $625,000 from the settlement of litigation with a competitor, offset by $26,168 in other non-related expenses.

       On April 9, 1999, a tornado destroyed the Corporate office and a warehouse facility. The excess of the insurance proceeds over the net book value of the assets lost resulted in an after tax gain of $178,159 on the involuntary conversion of these assets.

(17) EMPLOYEE BENEFIT PLANS

       In 1999, the Company established a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. Under this plan, the Company's expenses in 2001 and 2000 were $51,109 and $53,283, respectively, which represented one half of the employees' contributions not exceeding 4% of gross pay.

       The Company has an Employee Stock Purchase Plan under section 423 of the Internal Revenue Code. The Plan provides substantially all employees of the Company with an opportunity to purchase, through payroll deductions, shares of the Company's common stock. The purchase price per share is the lower of 85% of the closing market price of the common stock on the first day of the calendar quarter or 85% of the closing market price of the common stock on the last day of the calendar quarter. 25,000 shares of common stock of the Company are reserved for issuance under this plan.

(18) ACQUISITION

       On June 1, 2001, the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. Through the purchase, Interlott acquired all of the lottery assets of On-Point, including patents, technology, accounts receivable, inventory, service contracts, and lease contracts for the New York, Illinois, Virginia and Missouri state lotteries.

       The sale of the lottery assets to Interlott was approved by the stockholders of On-Point on May 18, 2001. The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

       The acquisition has been accounted for as a purchase. The total costs of the acquisition were allocated to tangible and intangible assets acquired based upon their respective fair values. The allocation of the purchase price and goodwill are summarized as follows:

       Accounts Receivable                                   $1,043,852
       Inventory                                              3,422,053
       Lease acquisition costs                                4,281,005
       Goodwill                                               4,739,236
                                                             ----------
                                                            $13,486,146

       Goodwill is being amortized on a straight-line basis over 20 years.

       The following table provides certain information, on a pro forma (unaudited) basis, concerning the impact of the acquisition on results of operations had the transaction been completed on January 1, 2000.

                                                                              12/31/2001                          12/31/2000
                                                                              ----------                          ----------

       Revenues
        As reported                                                          $42,715,686                         $42,589,090
        Pro forma                                                             45,659,686                          52,882,080

       Income before extraordinary items
        As reported                                                           $1,949,306                          $3,610,199
        Pro forma                                                              2,347,206                             747,443

       Net income
        As reported                                                           $1,949,306                          $3,610,199
        Pro forma                                                              2,347,206                             747,443

       Basic and diluted earnings per share
         As reported                                                              $0.30                              $0.56
          Pro forma                                                               $0.36                              $0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

         Except as set forth below, the information required by this Part is incorporated by reference from the definitive Proxy Statement, filed or to be filed with Securities and Exchange Commission, for the Company's 2002 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company (at March 30, 2002) are as follows:

Name              Age       Title
----              ---       -----

L. Rogers Wells   64        Chairman of the Board

David F. Nichols  40        President and Chief Executive Officer

Thomas W. Stokes  38        Chief Operating Officer

Dennis W. Blazer  54        Chief Financial Officer

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of This Report.

         1.       Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 2001

                  Statements of Income for each of the years in the three-year period ended December 31, 2001

                  Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2001

                  Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

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

         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                           INTERLOTT TECHNOLOGIES, INC.

                           (REGISTRANT)

                           By:  /s/ L. Rogers Wells, Jr.
                              --------------------------------------------
                                 L. Rogers Wells, Jr.
                                 Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.

        Signature                            Title

/s/ L. Rogers Wells, Jr.                Chairman of the Board
---------------------------------
L. Rogers Wells, Jr.

/s/ David F. Nichols                    President, Chief Executive Officer
---------------------------------       and Director
David F. Nichols

/s/ Gary S. Bell*                       Secretary, Treasurer and Director
---------------------------------
Gary S. Bell

 /s/ Kazmier J. Kasper*                 Director
---------------------------------
Kazmier J. Kasper

/s/ H. Jean McEntire*                   Director
---------------------------------
H. Jean McEntire

/s/ Edmund F. Turek                     Director
---------------------------------
Edmund F. Turek

/s/ John J. Wingfield*                  Director
---------------------------------
John J. Wingfield

/s/ Dennis W. Blazer                    Chief Financial and Accounting Officer
---------------------------------
Dennis W. Blazer

*By:     /s/ L. Rogers Wells, Jr.
         ---------------------------
         L. Rogers Wells, Jr.
         as attorney-in-fact

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----

Schedule II - Valuation and Qualifying Accounts ..........................S-2

                          INTERLOTT TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                    COLUMN B                     COLUMN C                     COLUMN D          COLUMN E
----------------------- ----------------- --------------------------------------- ----------------- ------------------
                                                        ADDITIONS
DESCRIPTION                BALANCE AT         CHARGED TO          CHARGED TO         DEDUCTIONS        BALANCE AT
                           BEGINNING          COSTS AND             OTHER                                  END
                           OF PERIOD           EXPENSES            ACCOUNTS                             OF PERIOD
----------------------- ----------------- ------------------- ------------------- ----------------- ------------------

Allowance for
doubtful accounts

1999                      $ 153,501             $96,000               $0            $90,708              $158,793
2000                        158,793              90,000                0              2,921               245,872
2001                        245,872             180,000                0            222,771               203,101


Inventory valuation
reserve

1999                        $1,208,110         $305,000               $0            $512,824           $1,000,286
2000                         1,000,286          401,292                0             920,494              481,084
2001                           481,084          465,110                0             221,279              724,915

                          INTERLOTT TECHNOLOGIES, INC.

                                INDEX OF EXHIBITS

         The following exhibits are filed with or incorporated by reference in this report. Where the exhibit is incorporated by reference from a previously filed document, that document is identified in parenthesis. Unless otherwise indicated, each document incorporated by reference was filed by the Company.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3.1 Certificate of Incorporation of the Company, as amended, including Certificate of Designation of Series A Preferred Stock (Registration Statement on Form S-1, No. 33-75142).

3.2         Bylaws of the Company (Registration Statement on Form S-1, No.
            33-75142).

4.1 Form of promissory note of the Company issued as of April 17, 2000 to former holders of redeemable preferred stock (contained in Exhibit 3.1).

4.2         Promissory Note of the Company dated September 22, 1990 to Mr.
            Thomas Goila (Registration Statement on Form S-1, No. 33-75142).

4.3(a) Credit Agreement dated January 25, 2001 between the Company and Fifth Third Bank (Annual Report on Form 10-K for the year ended December 31, 2000).

4.3(b) Security Agreement dated January 25, 2001 between the Company and Fifth Third Bank. (contained in Exhibit 4.3(a))

4.3(c) Mortgage of Intellectual Property dated January 25, 2001 between the Company and Fifth Third Bank (Annual Report on Form 10-K for the year ended December 31, 2000).

4.3(d) Third Amendment dated May 31, 2001 to Credit Agreement between the Company and Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.3(e) Amended and Restated Revolving Note dated June 1, 2001 from the Company to Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.3(f) Credit Agreement ($5,000,000 Subordinate Debt) dated as of May 31, 2001 between the Company and Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.3(g) Standby and Subordination Agreement dated as of May 31, 2001 between the Company and Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.3(h) Security Agreement dated as of May 31, 2001 between the Company and Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.3(i) Fourth Amendment dated October 3, 2001 to Credit Agreement between the Company and Fifth Third Bank

4.3(j) First Amendment dated October 3, 2001 to Credit Agreement ($5,000,000 Subordinate Debt) between the Company and Fifth Third Bank

4.3(k) Second Amendment dated January 21, 2002 to Credit Agreement ($5,000,000 Subordinate Debt) between the Company and Fifth Third Bank, including First Amended and Restated Term Note

4.3(l) Fifth Amendment dated March 21, 2002 to Credit Agreement between the Company and Fifth Third Bank

4.3(m) Third Amendment dated March 21, 2002 to Credit Agreement ($5,000,000 Subordinate Debt) between the Company and Fifth Third Bank


10.1        Assignment of United States Letters Patent from BLM Resources, Inc.
            to the Company with respect to United States Patent No. 4,982,337, "System for Distributing Lottery Tickets" (Registration Statement on Form S-1, No. 33-75142).

10.2 Pull-Tab Manufacturing and License Agreement between Algonquin Industries, Inc., Kazmier Kasper and the Company dated as of January 13, 1994 (Registration Statement on Form S-1, No. 33-75142).

10.3 Asset Purchase Agreement dated February 23, 2001 between the Company and On-Point Technology Systems, Inc. (the Current Report on Form 8-K of On-Point Technology Systems, Inc. dated February 23, 2001 and filed March 9, 2001).

10.4        Management Compensatory Plans

            (a) 1994 Stock Incentive Plan (Registration Statement on Form S-1, No. 33-75142).

            (b) 1994 Directors Stock Incentive Plan (Registration Statement on Form S-1, No. 33-75142).

            (c) Employment Agreement dated as of January 1, 2001 between the Company and David F. Nichols (Annual Report on Form 10-K for the year ended December 31, 2000).

23.1        Consent of Grant Thornton LLP.

24.1        Powers of Attorney.