Form 10-Q
period 2002-03-31
INTERLOTT TECHNOLOGIES INC
filed 2002-05-14
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Class                               Outstanding at May 7, 2002
----------------------------                  --------------------------
Common Stock, $.01 Par Value                      6,452,900 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

     ITEM                                                                      PAGE
     NUMBER            PART I.  FINANCIAL INFORMATION                         NUMBER
     ------                                                                   ------

           1          Financial Statements:

                      Condensed Balance Sheets as of March 31, 2002
                      and December 31, 2001                                     3

                      Condensed Statements of Income
                      for the three months ended March 31, 2002 and 2001        4

                      Condensed Statements of Cash Flows for the three
                      months ended March 31, 2002 and 2001                      5

                      Notes to Condensed Financial Statements                   6

         2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         7 - 9

         3            Quantitative and Qualitative Disclosures About            9
                      Market Risk

                      PART II.  OTHER INFORMATION

         6            Exhibits and Reports on Form 8-K                         10

                      SIGNATURES                                               11

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                          INTERLOTT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                      March 31, 2002    December 31, 2001
                                                                                      --------------    -----------------
ASSETS
Current assets:
    Cash                                                                               $    370,731        $    537,332
    Accounts receivable, less allowance for doubtful accounts of $248,101
          in 2002 and $203,101 in 2001                                                    6,641,648           7,125,250
   Investment in sales type leases, current portion                                       2,513,626           2,299,706
   Inventories                                                                            9,808,518          10,628,290
   Prepaid & refundable taxes                                                               404,220             404,220
   Deferred tax asset                                                                        91,827             182,350
   Prepaid expenses                                                                          72,732             274,033
                                                                                       ------------        ------------
                              Total current assets                                       19,903,302          21,451,181

Property and equipment:
    Leased machines                                                                      34,774,883          33,759,213
    Machinery and equipment                                                                 781,626             777,687
    Building and improvements                                                               689,409             689,409
    Furniture and fixtures                                                                  179,182             179,182
                                                                                       ------------        ------------
                                                                                         36,425,100          35,405,491
    Less accumulated depreciation and amortization                                       18,324,567          16,784,029
                                                                                       ------------        ------------
                                                                                         18,100,533          18,621,462
Other assets                                                                                578,386             578,386

Goodwill net of accumulated amortization of $166,581 in 2002 and 2001                     4,572,655           4,572,655
Value of leases acquired net of accumulated amortization of $214,050 in 2002 and
$499,450 in 2001                                                                          3,567,505           3,781,555
Investment in sales type leases, less current portion                                     6,080,901           5,618,510
Product development rights, net of accumulated amortization of $824,994 in 2002
       and $733,333 in 2001                                                                 275,006             293,339
                                                                                       ------------        ------------
                                                                                       $ 53,078,288        $ 54,917,088
                                                                                       ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable to financial institutions                                            $ 22,424,222        $ 24,255,659
    Current portion of notes payable - related parties                                         --               487,327
    Accounts payable                                                                      1,956,063           2,249,874
    Accounts payable - related party                                                         52,793             317,505
    Accrued expenses                                                                      2,046,557           1,463,175
                                                                                       ------------        ------------
                                Total current liabilities                                26,479,635          28,773,540
Subordinated term note                                                                    5,000,000           5,000,000
Deferred tax liability                                                                      542,700             568,950
                                                                                       ------------        ------------

                                 Total liabilities                                       32,022,335          34,342,490
Commitments and contingent liabilities:
   Interest rate swap agreements                                                            405,652             580,174
   Notes payable - related parties                                                           24,124              24,124

Stockholders' equity:

    Common  stock, $.01 par value; 20,000,000 shares authorized, 6,438,188 shares issued and outstanding in 2001 and 6,429,910 shares issued
            and outstanding in 2001                                                          32,190              32,140
    Additional paid-in capital                                                           10,501,716          10,482,853
   Accumulated comprehensive income (loss)                                                 (267,730)           (382,915)
    Retained earnings                                                                    10,360,001           9,838,222
                                                                                       ------------        ------------
                                Total stockholders' equity                               20,626,177          19,970,300
                                                                                       ------------        ------------
                                                                                       $ 53,078,288        $ 54,917,088
                                                                                       ============        ============


           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                    Three Months Ended
                                                         March 31,
                                             --------------------------------
                                                 2002                2001
                                             ------------        ------------
Revenues:
     Machine and parts sales                 $  4,775,682        $  2,598,076
     Machine leases                             4,657,720           4,303,304
     Other                                      1,708,781             909,220
                                             ------------        ------------
                                               11,142,183           7,810,600
Cost of revenues                                7,935,561           5,460,841
                                             ------------        ------------
     Gross profit                               3,206,622           2,349,759
Operating expenses:
     Selling, general, and
       administrative expenses                  1,609,159           1,532,930
     Research and development costs                79,611             154,002
                                             ------------        ------------
        Total operating expenses                1,688,770           1,686,932
                                             ------------        ------------
                                                1,517,852             662,827
        Operating income
Other (expense) income
     Interest expense                            (673,727)           (352,122)
     Other                                         (2,606)              6,682
                                             ------------        ------------
                                                 (676,333)           (345,440)
                                             ------------        ------------
     Income before income taxes                   841,519             317,387

Income taxes                                      319,740             121,190
                                             ------------        ------------
     Net income                              $    521,779        $    196,197
                                             ============        ============
Basic and diluted net income per share       $        .08        $        .03
                                             ============        ============


            See accompanying notes to condensed financial statements

                          INTERLOTT TECHNOLOGIES, INC.

                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                              Three months ended March 31,
                                                                                             -----------------------------
                                                                                                2002               2001
                                                                                             -----------        -----------
Cash flows from operating activities:
  Net income                                                                                 $   521,779        $   196,197
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Net book value of equipment disposals                                                             --              142,683
  Depreciation & amortization                                                                  1,835,997          1,668,232
  Principal portion of sales type lease received                                                 606,950            401,606
  Deferred income taxes                                                                            4,936           (118,017)
  Gain on sale of equipment under sales type lease                                              (602,500)              --
  Decrease (increase) in accounts receivable                                                     483,602         (2,265,972)
  Decrease (increase) in inventories net of leased equipment returned                            832,987           (574,811)
  Decrease (increase)  in prepaid expenses                                                       201,300           (289,138)
  (Decrease) increase in accounts payable                                                       (293,811)         1,721,155
  (Decrease) increase in accounts payable - related parties                                     (264,712)            62,199
  Increase (decrease) in accrued expenses                                                        318,784           (390,354)
  Increase in income taxes payable                                                               264,599            220,168
                                                                                             -----------        -----------
      Net cash provided by operating activities                                                3,909,911            773,948
                                                                                             -----------        -----------
Cash flows from investing activites:
  Cost of leased machines                                                                     (1,772,772)        (3,630,371)
  Escrow deposit - acquisition of business                                                          --           (1,500,000)
  Purchases of property & equipment                                                               (3,939)           (19,450)
                                                                                             -----------        -----------
     Net cash used in investing activites                                                     (1,776,661)        (5,149,821)
                                                                                             -----------        -----------
Cash flows from financing activites:
  (Payments to) proceeds from credit facility                                                 (1,831,437)         5,529,304
  Proceeds from exercise of stock options                                                         18,913              6,250
  Repayment of long-term debt                                                                    (27,227)           (50,425)
  Payment of notes payable - related parties                                                    (460,100)          (852,124)
                                                                                             -----------        -----------
     Net cash (used in) provided by financing activities                                      (2,299,851)         4,633,005
                                                                                             -----------        -----------
Increase (decrease) in cash                                                                     (166,601)           257,132

Cash, at beginning of year                                                                       537,332             46,645
                                                                                             -----------        -----------
Cash, at end of period                                                                       $   370,731        $   303,777
                                                                                             ===========        ===========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                            $616,002       $344,502
  Income taxes paid (refunded)                                               93,291        151,401
  Net book value of capitalized leased ITVMs returned from field and
  transferred to inventory                                                   13,215        561,282
  Interest rate swap reduction net of deferred tax of $59,337               115,185           --





           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation
         ---------------------
         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles in the United States of America. The financial statements for the three months ended March 31, 2002 and 2001 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

2.       Inventories
         -----------
         Inventories at March 31, 2002 and December 31, 2001 consisted of the following:

                                     2002              2001
                                 -----------       -----------
Finished goods                   $ 2,180,520       $ 2,255,882
Work in process                      253,078           531,355
Raw materials and supplies         7,374,920         7,841,053
                                 -----------       -----------
                                 $ 9,808,518       $10,628,290
3.       Acquisition
         -----------
         On June 1, 2001, Interlott Technologies, Inc. completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. Through the purchase, Interlott acquired all of the lottery assets of On-Point, including patents, technology, inventory, service, and contracts with the New York, Illinois, Virginia and Missouri state lotteries.

         The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

         Prior to the closing, to finance the cash payment paid at closing, Interlott increased its existing credit facility with Fifth Third Bank, Cincinnati, Ohio (which participated portions of the credit facility to Huntington Bank and National Bank of Canada) from $25 million to $30 million, and completed a mezzanine financing of junior debt in the form of a term note due June 30, 2003 in the principal amount of $5 million with Fifth Third Bank, Cincinnati, Ohio. The note bears interest at the rate of 9% per annum and the Company has paid and must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001,

March 31, 2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003.

         The acquisition has been accounted for by the purchase method. Revenues reported during the quarter ending March 31, 2002 from lease and maintenance contracts acquired were approximately $1.6 million.

4.       Goodwill
         --------
         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001. The change had no material effect on the Company's financial position or results of operations.

         SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         The Company adopted SFAS No. 142 on January 1, 2002, as required. As a result, there was no amortization of goodwill relating to the On-Point acquisition for the three months ended March 31, 2002 (or for the three months ended March 31, 2001, which were prior to the acquisition). At this time, the Company believes that no impairment exists.

5.       Comprehensive Income
         --------------------
         Comprehensive income reflects the change in the estimated fair market value of the Company's interest rate swap agreements. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable financial institution. Total comprehensive income is summarized as follows:

                           Three Months Ended March 31
                           ---------------------------
                                     2002
                                     ----

Net income                         $521,779

Other comprehensive income          115,185
                                   --------
  Total comprehensive income       $636,964
                                   ========

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

         The Company historically has experienced fluctuations in its financial results due to the variable nature, timing and results of the lotteries' contract bid and award process. The Company's revenues and capital expenditures can vary significantly from period to period because the Company's sales cycle may be relatively long and because the amount and timing of revenues and capital expenditures depend on factors such as the amount and timing of awarded contracts and changes in customer budgets and demands. Operating results may be affected by the lead-time sometimes required for business opportunities to result in signed lease or sales agreements, working capital requirements associated with manufacturing ITVMs pursuant to new orders, competitive bidding for contract awards and the extended time that may elapse between the award of a contract and the receipt of revenues from the sale or lease of ITVMs. The Company's decision to lease a significant portion of its ITVMs generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales.

         At March 31, 2002, the Company had a total of 11,176 ITVMs and PCDMs deployed under operating and sales type leases as compared to 11,086 at December 31, 2001. In the aggregate, the Company has sold or leased over 27,500 ITVMs and PCDMs under agreements with 29 domestic and 14 international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

RESULTS OF OPERATIONS

         The Company's revenues increased 43% to $11,142,183 from $7,810,600 for the three months ended March 31, 2002 and 2001, respectively. Revenues from sales of ITVMs and PCDMs increased 84% to $4,775,682 from $2,598,076 for the three months ended March 31, 2002 and 2001, respectively. The increase in revenues from sales for the three months ended March 31, 2002 resulted from new sales and sales type lease contracts with three state lotteries. Revenues from operating leases increased 8% to $4,657,720 from $4,303,304 for the three months ended March 31, 2002 and 2001, respectively. Leases acquired from On-Point contributed $674,271 to lease revenues for the quarter ended March 31, 2002, offsetting a decrease of approximately $320,000 in other lease revenues due to a contract expiring and contract renewals at lower lease rates. Lease revenues represented 42% and 55% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

 Cost of revenues increased 45% to $7,935,561 from $5,460,841 for the three months ended March 31, 2002 and 2001, respectively. Depreciation charged to cost of revenues decreased 4% to $1,573,078 from $1,640,452 for the three months March 31, 2002 and 2001. The decrease in depreciation for the three months ended March 31, 2002 was due to equipment being removed from the field on expired contracts in the second quarter of 2001. Service and installation costs increased 42% to $2,819,128 from $1,980,082 for the three months ended March 31, 2002 and 2001, respectively. The increase for the quarter was due to additional staffing and maintenance costs incurred on an on-going basis to service the On-Point contracts. Amortization of leases relating to the On-Point acquisition charged to cost of goods sold was $214,050 for the three months March 31, 2002 and $0 for the three months ended March 31, 2001 which were prior to the On-Point acquisition. Overall, cost of revenues as a percentage of sales increased 1% from 70% to 71% for the three months ended March 31, 2002 due to the increased costs discussed above.

         As a result of the previously described changes, gross profit increased 36% to $3,206,622 from $2,349,759 for the three months ended March 31, 2002 and 2001, respectively.

         The Company adopted SFAS No. 142 on January 1, 2002, as required. As a result there was no amortization of goodwill relating to the On-Point acquisition for the three months ended March 30, 2002 (or for the three months ended March 30, 2001 which were prior to the acquisition).

          Selling, general, and administrative expenses increased 5% to $1,609,159 from $1,532,930 for the three months ended March 31, 2002 and 2001, respectively. Increases in wages, benefits, travel expenses and legal and professional fees resulting from the increase in assets and personnel in the On-Point acquisition were the primary factors related to the increase in cost.

         Interest expense increased 91% to $673,727 from $352,122 for the three months ended March 31, 2002 and 2001, respectively. The increase reflects increased overall borrowing under the Company's credit facility, and interest and success fee payments on the Company's term note, due primarily to the On-Point acquisition on June 1, 2001.

         As a result, income before income taxes increased 165% to $841,519 from $317,387 for the three months ended March 31, 2002 and 2001, respectively.

         Income taxes were $319,740 for the three months ended March 31, 2002 compared to $121,190 for the three months ended March 31, 2002. The Company's effective tax rate was 38% for both periods.

         As a result of the foregoing factors, net income after tax increased 166% to $521,779 from $196,197 for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the closing of the acquisition of the lottery assets of On-Point, to finance the cash payment paid at closing, the Company increased its existing credit facility with its bank from $25 million to $30 million, and also completed a mezzanine financing of junior debt in the principal amount of $5 million with its bank. The amended credit facility is a three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is based on the prime rate or LIBOR rate adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2.75% (4.65% at May 1, 2001). The mezzanine financing consists of a $5 million term note due June 30, 2003, which is subordinate to the credit facility. This note bears interest at a fixed rate of 9% per annum and the Company has paid and must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003. The note may be prepaid whenever availability on the credit facility exceeds $2 million and the Company is in compliance with all loan covenants. The Company intends to pay down all or part of this note prior to the maturity date using funds generated from operations. In the event that the Company secures a large lease contract requiring a significant capital investment, the redemption of this debt may be delayed.

         Net cash provided by operations for the three months ended March 31, 2002 and 2001 was $3,909,911 and $773,948, respectively. The increase for the first three months of 2002 as compared to the same period in 2001 resulted from an increase in net income and decreases in accounts receivable, inventories and prepaid expenses partially offset by a decrease in accounts payable. The decrease in accounts receivable was primarily the result of machine sales to one lottery which were shipped and billed in December 2001, with payments received in the first quarter of 2002. The decrease in inventories was the result of machines in process in December 2001 on the same contract, which were completed and shipped in the first quarter of 2002.

         Net cash used in investing activities was $1,776,661 and $5,149,821 for the three months ended March 31, 2002 and 2001, respectively. This decrease was primarily due to the lower amount spent on equipment deployed under leases in the first three months of 2002 as compared to the first three months of 2001.

         Net cash used in financing activities was $2,299,851 for the three months ended March 31, 2002 as compared to net cash provided by financing activities of $4,633,005 for the three months ended March 31, 2001. The change was primarily the result of payments made on the Company's revolving credit facility and $460,000 in cash used to redeem notes payable to shareholders that were issued on conversion of their redeemable preferred stock.

         On May 2, 2002, the Company was indebted to Fifth Third Bank in the aggregate principal amount of $21,009,000 and had $8,990,984 available on the credit facility. In addition, the $5,000,000 principal amount of the subordinated term note remained outstanding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999 which expires on November 7, 2002 and an interest rate swap agreement with a total notional principal amount of $5,000,000 at July 3, 2001 which expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($405,652) at March 31, 2002. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  None

(b)      Reports on Form 8-K.  None

                                 a) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERLOTT TECHNOLOGIES, INC.
                                         (Registrant)



Date: May 14, 2002               /s/ David F. Nichols.
                                 --------------------
                                 David F. Nichols
                                 President and Chief Executive Officer

                                 /s/ Dennis W. Blazer
                                 --------------------
                                 Dennis W. Blazer
                                 Chief Financial and Accounting Officer