Form 10-Q
period 2002-06-30
INTERLOTT TECHNOLOGIES INC
filed 2002-08-14
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2002

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       --
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

              CLASS                              OUTSTANDING AT AUGUST 14, 2002
----------------------------                     ------------------------------
Common Stock, $.01 Par Value                            6,462,669 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


      ITEM                                                                                      PAGE
     NUMBER                  PART I.  FINANCIAL INFORMATION                                    NUMBER
     ------                                                                                    ------

       1                     Financial Statements:

                             Condensed Balance Sheets as of June 30, 2002
                             and December 31, 2001                                                3

                             Condensed Statements of Income
                             for the three months and six months ended
                             June 30, 2002 and 2001                                               4

                             Condensed Statements of Cash Flows for the six
                             months ended June 30, 2002 and 2001                                5 - 6

                             Notes to Condensed Financial Statements                            7 - 8

       2                     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                      9 -12

       3                     Quantitative and Qualitative Disclosures About                       12
                             Market Risk

                             PART II.  OTHER INFORMATION

       1                     Legal Proceedings                                                    13

       6                     Exhibits and Reports on Form 8-K                                     14

                             SIGNATURES                                                           15


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          INTERLOTT TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


ASSETS                                                                                         JUNE 30, 2002      DECEMBER 31, 2001
                                                                                               -------------      -----------------

Current assets:
    Cash                                                                                        $   375,068             $537,332
    Accounts receivable, less allowance for doubtful accounts of $293,101
          in 2002 and $203,101 in 2001                                                            6,415,371            7,125,250
    Investment in sales type leases, current portion                                              2,596,817            2,299,706
    Inventories                                                                                   9,216,030           10,628,290
    Prepaid & refundable taxes                                                                           --              404,220
    Deferred tax asset                                                                               60,641              182,350
    Prepaid expenses                                                                                  5,725              274,033
                              Total current assets                                               ----------           ----------
                                                                                                 18,669,652           21,451,181
Property and equipment:
    Leased machines                                                                              34,970,192           33,759,213
    Machinery and equipment                                                                         784,937              777,687
    Building and improvements                                                                       689,409              689,409
    Furniture and fixtures                                                                          178,719              179,182
                                                                                                 ----------           ----------
                                                                                                 36,623,257           35,405,491
    Less accumulated depreciation and amortization                                               19,928,795           16,784,029
                                                                                                 ----------           ----------
                                                                                                 16,694,462           18,621,462
Other assets                                                                                        578,669              578,386
Goodwill net of accumulated amortization of $166,581 in 2002 and 2001                             4,572,655            4,572,655
Value of leases acquired net of accumulated amortization of $927,550 in 2002 and
$499,450 in 2001                                                                                  3,353,455            3,781,555
Investment in sales type leases, less current portion                                             5,900,778            5,618,510
Product development rights, net of accumulated amortization of $843,328 in 2002
       and $806,661 in 2001                                                                         256,672              293,339
                                                                                                -----------          -----------
                                                                                                $50,026,343          $54,917,088
                                                                                                ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to financial institutions                                                     $19,380,129          $ 24,255,659
    Current portion of notes payable - related parties                                                   --               487,327
    Accounts payable                                                                              1,792,912             2,249,874
    Accounts payable - related party                                                                171,695               317,505
    Accrued expenses                                                                              2,089,804             1,463,175
                                                                                                 ----------            ----------
                              Total current liabilities                                          23,434,540            28,773,540
Subordinated term note                                                                            5,000,000             5,000,000
Deferred tax liability                                                                              326,164               568,950
                                                                                                 ----------            ----------
                              Total liabilities                                                  28,760,704            34,342,490

Commitments and contingent liabilities:
   Interest rate swap agreements                                                                    402,982               580,174
   Notes payable - related parties                                                                   24,124                24,124

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 6,458,650 shares issued and outstanding in 2002 and 6,441,498 shares issued
       and outstanding in 2001                                                                       32,248               32,140
    Additional paid-in capital                                                                   10,525,954           10,482,853
    Accumulated comprehensive income (loss)                                                        (265,060)            (382,915)
    Retained earnings                                                                            10,545,391            9,838,222
                                                                                                 ----------           ----------
                              Total stockholders' equity                                         20,838,533           19,970,300
                                                                                                 ----------           ----------
                                                                                                $50,026,343          $54,917,088
                                                                                                ===========          ===========



            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         CONDENSED STATEMENTS OF INCOME

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                             Three Months Ended                        Six Months Ended
                                                                 June 30,                                  June 30,
                                                             ------------------                        ----------------

Revenues:                                                2002                  2001                2002                2001
                                                         ----                  ----                ----                ----
     Machine and parts sales                         $  3,758,455         $  9,590,951         $  8,534,137         $ 12,189,027
     Machine leases                                     4,797,544            4,683,473            9,455,263            8,986,777
     Other                                              1,594,504              998,579            3,303,285            1,907,799
                                                     ------------         ------------         ------------         ------------
                                                       10,150,503           15,273,003           21,292,685           23,083,603
Cost of revenues                                        7,238,783           10,891,802           15,174,344           16,352,643
                                                     ------------         ------------         ------------         ------------
     Gross profit                                       2,911,720            4,381,201            6,118,341            6,730,960

Operating expenses:
     Selling, general, and
       administrative expenses                          3,297,765            3,117,502            1,688,606            1,584,572
     Research and development costs                       147,961               63,117              227,572              217,119
     Amortization of goodwill                                   0              125,777                    0              125,777
                                                     ------------         ------------         ------------         ------------
        Total operating expenses                        1,836,567            1,773,466            3,525,337            3,460,398
                                                     ------------         ------------         ------------         ------------
        Operating income                                1,075,153            2,607,735            2,593,004            3,270,562

Other income  (expense):
     Interest expense                                    (586,578)            (463,762)          (1,260,305)            (815,884)
     Other                                               (199,805)               9,842             (202,410)              16,524
                                                     ------------         ------------         ------------         ------------
                                                         (786,383)            (453,920)          (1,462,715)            (799,360)
                                                     ------------         ------------         ------------         ------------
     Income before income taxes                           288,770            2,153,815            1,130,289            2,471,202
Income taxes                                              103,380              818,380              423,120              939,570
                                                     ------------         ------------         ------------         ------------
     Net income                                      $    185,390         $  1,335,435         $    707,169         $  1,531,632
                                                     ============         ============         ============         ============

Basic net income per share                           $        .03         $        .21         $        .11         $        .24
                                                     ============         ============         ============         ============
Diluted net income per share                         $        .03         $        .20         $        .11         $        .23
                                                     ============         ============         ============         ============



                          INTERLOTT TECHNOLOGIES, INC.

                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                                  Six months ended June 30,
                                                                                        -------------------------------------------
                                                                                                   2002                     2001
                                                                                                   ----                     ----
Cash flows from operating activities:
  Net income                                                                                    $707,169               $1,531,632
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation & amortization                                                                  3,654,858                3,573,585
  Principal portion of sales type lease received                                               1,202,927                  847,399
  Deferred income taxes                                                                         (180,414)                 (81,267)
  Gain on sale of equipment under sales type lease                                              (836,805)                  (5,236)
  Decrease (increase) in accounts receivable                                                     709,879              (3,434,497)
  Decrease in inventories net of leased equipment returned                                     1,456,998                1,045,898
  Decrease in prepaid expenses                                                                   268,025                  484,751
  Decrease in prepaid & refundable taxes                                                         404,220                       --
  (Increase) in deferred tax asset                                                                    --                (217,368)
  (Decrease) increase in accounts payable                                                       (456,962)                  465,689
  (Decrease) increase in accounts payable - related parties                                     (145,810)                  357,160
  Increase in accrued expenses                                                                   523,350                   93,762
  Increase in income taxes payable                                                               103,279                  709,344
                                                                                               ---------                ---------

      Net cash provided by operating activities                                                7,410,714                5,370,852
                                                                                               ---------                ---------

Cash flows from investing activites:
  Cost of leased machines                                                                     (2,246,543)              (4,229,791)
  Acquisition of business                                                                             --              (13,411,679)
  Purchases of property & equipment                                                               (6,787)                 (24,525)
                                                                                               ---------                ---------

     Net cash used in investing activites                                                     (2,253,330)             (17,665,995)
                                                                                               ---------                ---------

Cash flows from financing activites:
  (Payment of) proceeds from notes payable - credit facility                                  (4,875,530)                8,842,053
  Proceeds from subordinated term note                                                                 0                5,000,000
  Proceeds from exercise of stock options                                                         43,209                    6,250
  Repayment of long-term debt                                                                    (27,227)                 (50,425)
  Payment of notes payable - related parties                                                    (460,100)                (852,124)
                                                                                               ---------                ---------

     Net cash (used for) provided by financing activities                                     (5,319,648)              12,945,754
                                                                                               ---------                ---------

(Decrease) increase in cash                                                                     (162,264)                 650,611

Cash, at beginning of year                                                                       537,332                   46,645
                                                                                               ---------                ---------

Cash, at end of period                                                                          $375,068                 $697,256
                                                                                               =========                  =======




Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                              $1,141,567                 $732,949
  Income taxes paid                                                                             132,686                1,246,656
  Net book value of capitalized leased ITVMs returned from field and
    transferred to inventory                                                                     44,738                  902,574
  Interest swap liability                                                                       117,855                        -

Business combination accounted for as a purchase
  Accounts receivable                                                                                 0                1,043,852
  Inventory                                                                                           0                3,422,053
  Value of leases acquired                                                                            0                4,281,005
  Goodwill                                                                                            0                4,664,769
                                                                                             ----------              -----------
                                                                                                     $0              $13,411,679
                                                                                             ==========              ===========



            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       BASIS OF PRESENTATION

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles in the United States of America. The financial statements for the three months and six months ended June 30, 2002 and 2001 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

2.       INVENTORIES

         Inventories at June 30, 2002 and December 31, 2001 consisted of the following:

                                            2002               2001
                                        -----------        -----------
Finished goods                          $ 2,202,812        $ 2,255,882
Work in process                             256,329            531,355
Raw materials and supplies                6,756,889          7,841,053
                                        -----------        -----------
                                        $ 9,216,030        $10,628,290

3.       ACQUISITION

         On June 1, 2001, Interlott Technologies, Inc. completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. Through the purchase, Interlott acquired all of the lottery assets of On-Point, including patents, technology, accounts receivable, inventory, service contracts and lease contracts with the New York, Illinois, Virginia and Missouri state lotteries.

         The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

         Prior to the closing, to finance the cash payment paid at closing, Interlott increased its existing credit facility with Fifth Third Bank, Cincinnati, Ohio (which participated portions of the credit facility to Huntington Bank and National Bank of Canada) from $25 million to $30 million, and completed a mezzanine financing of junior debt in the form of a term note due June 30, 2003 in the principal amount of $5 million with Fifth Third Bank. The note bears interest at the rate of 9% per annum and the Company has paid and must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31,

2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four
(4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003.

         The acquisition has been accounted for by the purchase method. Revenues reported during the quarter ending June 30, 2002 from lease and maintenance contracts acquired were approximately $1.5 million.


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

         SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         The Company adopted SFAS No. 142 on January 1, 2002, as required. As a result, there was no amortization of goodwill relating to the On-Point acquisition for the three or six months ended June 30, 2002. Goodwill amortization for the three months ended June 30, 2001 was $54,427. At this time, the Company believes that no impairment exists.


5.       COMPREHENSIVE INCOME

         Comprehensive income reflects the change in the estimated fair market value of the Company's interest rate swap agreements. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable financial institution. Total comprehensive income for the three and six months ended June 30, 2002 is summarized as follows:

                                        Three Months            Six Months
                                        ------------            ----------
Net income                                $185,390              $707,169

Other comprehensive income                   2,670               117,855
                                          --------              --------

  Total comprehensive income              $188,060              $825,024
                                          ========              ========

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

         On June 1, 2001, the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. The assets acquired included patents, technology, accounts receivable of $729,000, $3.4 million of inventory, service contracts, and lease contracts for the New York, Illinois, Virginia and Missouri state lotteries. The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing Interlott and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

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


         At June 30, 2002, the Company had a total of 11,431 ITVMs and PCDMs deployed under operating and sales type leases as compared to 11,176 at March 31, 2002. In the aggregate, the Company has sold or leased over 28,000 ITVMs and PCDMs under agreements with 29 domestic and 14 international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

RESULTS OF OPERATIONS

         The Company's net revenues decreased 34% to $10,150,503 from $15,273,003 for the three months, and 8% to $21,292,686 from $23,083,603 for the six months, ended June 30, 2002 and 2001, respectively. Revenues from sales of ITVMs and

PCDMs decreased 61% to $3,758,455 from $9,590,951 for the three months, and 30% to $8,534,137 from $12,189,027 for the six months, ended June 30, 2002 and 2001, respectively. The decrease in revenues from sales resulted from a lower number of ITVMs sold in 2002 as compared to a large sale to one domestic lottery and sales to two international lotteries in the three months and six months ended June 30, 2001. Revenues from operating leases increased 2% to $4,797,544 from $4,683,473 for the three months, and 5% to $9,455,263 from $8,986,777 for the six months, ended June 30, 2002 and 2001, respectively. Leases acquired from On-Point contributed $600,886 to lease revenues for the quarter ended June 30, 2002 and $1,223,623 for the six months ended June 30, 2002, offsetting a decrease in other lease revenues of approximately $436,284 and $863,140 for the three and six months, respectively, due to a contract which expired in July, 2001. Lease revenues represented 47% and 31% of total revenues for the three months, and 44% and 39% of total revenues for the six months, ended June 30, 2002 and 2001, respectively. Other revenues increased 60% to $1,594,504 from $998,579 for the three months, and 73% to $3,303,285 from $1,907,799 for the six months, ended June 30, 2002 and 2001 respectively, primarily due to service revenues from the contracts acquired from On-Point.

          Cost of revenues decreased 34% to $7,238,783 from $10,891,802 for the three months, and 7% to $15,174,344 from 16,352,643 for the six months, ended June 30, 2002 and 2001, respectively. Depreciation charged to cost of revenues increased 3% to $1,739,030 from $1,687,876 for the three months, and 5% to $3,494,856 from $3,328,328 for the six months, ended June 30, 2002 and 2001, respectively, due to newer, more expensive equipment being deployed on new contracts. Service and installation costs increased 31% to $2,894,392 from $2,207,246 for the three months, and increased 36% to $5,713,520 from $4,187,328 for the six months, ended June 30, 2002 and 2001, respectively, due to the leases and maintenance contracts acquired from On-Point. Amortization of leases relating to the On-Point acquisition charged to cost of goods sold was $214,050 for the three months ended June 30, 2002 and $428,100 for the six months ended June 30, 2002. Amortization of leases for the three months and six months ended June 30, 2001 was $71,350 which reflected one month of expense subsequent to the acquisition on June 1, 2001. As a result of these factors and higher margins on equipment sold, cost of revenues as a percentage of revenues remained constant at 71% for the three months and the six months ended June 30, 2002.

         Due primarily to lower sales volume, gross profit decreased 34% to $2,911,720 from $4,381,201 for the three months, and decreased 9% to $6,118,341 from $6,730,960 for the six months, ended June 30, 2002 and 2001, respectively. Gross profit as a percentage of revenues remained constant at 29% for the three months and six months ended June 30, 2002, as a result of the previously discussed changes in expenses.

         The Company adopted SFAS No. 142 on January 1, 2002, as required. As a result there was no amortization of goodwill relating to the On-Point acquisition for the three months and six months ended June 30, 2002. Amortization for the three and six months ended June 30, 2001 was $54,427.

          Selling, general, and administrative expenses increased 7% to $1,688,605 from $1,584,572 for the three months, and 6% to $3,297,765 from
$3,117,502 for the six months, ended June 30, 2002 and 2001, respectively. Increases in wages and benefits and legal and professional fees were the primary factors related to the increase in costs for both the three month and six month periods.

         Interest expense increased 26% to $586,578 from $463,762 for the three months, and increased 54% to $1,260,305 from $815,884 for the six months, ended June 30, 2002 and 2001, respectively. The increase reflects increased overall borrowing under the Company's credit facility partially offset by decreases in interest rates. The increased borrowing was due primarily to the On-Point acquisition but also was related to the financing of a new lease contract with a domestic lottery.

         Other income (expense) was $(199,805) and $9,842 for the three months, and ($202,410) and $16,524 for the six months, ended June 30, 2002 and 2001, respectively. This increase in expense was due to a non-recurring charge for the settlement of litigation, as described in Part II, Item 1 (Legal Proceedings), in the amount of $200,000 which was recorded in the quarter ended June 30, 2002.

         As a result of the factors discussed above, income before income taxes decreased 87% to $288,770 from $2,153,815 for the three months, and decreased 54% to $1,130,289 from $2,471,202 for the six months, ended June 30, 2002 and 2001, respectively.

         Income taxes were $103,380 for the three months and $423,120 for the six months, ended June 30, 2002. The Company's effective tax rate is 38%.

         As a result of the foregoing factors, net income after tax decreased 86% to $185,390 from $1,335,435 for the three months, and decreased 54% to $707,169 from $1,531,632 for the six months, ended June 30, 2002 and 2001, respectively.



LIQUIDITY AND CAPITAL RESOURCES

         Prior to the closing of the acquisition of the lottery assets of On-Point, to finance the cash payment paid at closing, the Company increased its existing credit facility with its bank from $25 million to $30 million, and also completed a mezzanine financing of junior debt in the principal amount of $5 million with its bank. The amended credit facility is a three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is based on the prime rate or LIBOR rate adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2.5% (4.32% at August 1, 2002). The mezzanine financing consists of a $5 million term note due June 30, 2003, which is subordinate to the credit facility. This note bears interest at a fixed rate of 9% per annum and the Company has paid and must pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003. The note may be prepaid when availability on the credit facility exceeds $2 million and the Company is in compliance with all loan covenants. The Company intends to pay down all or part of this note prior to the maturity date using funds generated from operations. In the event that the Company secures a large lease contract requiring a significant capital investment, the redemption of this debt may be delayed.

         Net cash provided by operations for the six months ended June 30, 2002 and 2001 was $7,410,714 and $5,370,852, respectively. The increase for the first six months of 2002 as compared to the same period in 2001 resulted primarily from a decrease in accounts receivable, partially offset by a decrease in accounts payable.

         Net cash used in investing activities was $2,253,330 and $17,665,995 for the six months ended June 30, 2002 and 2001, respectively. The six months ended June 30, 2001 included the purchase of the lottery assets of On-Point for $13.4 million offset in part by the lower amount spent on equipment deployed under leases in the first six months of 2001. Net cash used in investing activities for the six months ended June 30, 2002 consisted primarily of the cost of leased machines built for deployment under lease contracts.

         Net cash used for financing activities was $5,319,648 for the six months ended June 30, 2002 as compared to net cash provided by financing activities of $12,945,754 for the six months ended June 30, 2001. The change is primarily the result of payments made on the credit facility in 2002 as compared to additional borrowings on the credit facility in 2001 related to the On-Point acquisition.

         On August 1, 2002, the Company was indebted to Fifth Third Bank in the aggregate principal amount of $19,089,583 and had $10,910,417 available on the credit facility, as well as the aggregate principal of $5,000,000 on the subordinated term note.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999 which expires on November 7, 2002 and an interest rate swap agreement with a total notional principal amount of $5,000,000 at July 3, 2001 which expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($402,982) at June 30, 2002. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On July 23, 2002, The United States District Court for the Western District of Washington, approved the settlement of a class action lawsuit styled PAUL DOYON AND ALBERT DELARA, ON THEIR BEHALF, AND ON THE BEHALF OF ALL MEMBERS OF THE SIMILARLY SITUATED CLASS OF PERSONS, PLAINTIFFS, V. INTERLOTT TECHNOLOGIES, INC., DEFENDANT CASE NO. C01-0988C. This action was filed by a former Interlott field service representative on behalf of himself and others similarly situated asserting an entitlement to overtime pay relating to hours worked while in the employment of the Company. In connection with the settlement, the lawsuit has been dismissed by the United States District Court without any admission or finding of liability on the part of Interlott. The Company is paying a total of $25,000 to settle the claims, and $175,000 in reimbursement of class counsel's attorney's fees and expenses. This case was previously reported in the Company's 2001 Form 10-K Report filed on March 29, 2002, at Part I, Item 3.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERLOTT TECHNOLOGIES, INC.
                                            (Registrant)



Date: August 14, 2002              /s/ David F. Nichols
                                   --------------------------------------------
                                   David F. Nichols
                                   President and Chief Executive Officer


                                   /s/ Dennis W. Blazer
                                   --------------------------------------------
                                   Dennis W. Blazer
                                   Chief Financial and Accounting Officer