Form 10-Q/A
period 2002-06-30
INTERLOTT TECHNOLOGIES INC
filed 2002-08-30
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q/A



                              (Amendment No. 1)

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

                               EXPLANATORY NOTE

   This amendment is filed to correct a transposition error in the Condensed Statements of Income. The original filing showed "Selling, general, and administrative expenses" for the six months ended June 30 in the three-month columns and vice versa. The error did not affect any of the other numbers reported.




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

                          INTERLOTT TECHNOLOGIES, INC.

                         CONDENSED STATEMENTS OF INCOME

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                             Three Months Ended                        Six Months Ended
                                                                 June 30,                                  June 30,
                                                             ------------------                        ----------------

Revenues:                                                2002                  2001                2002                2001
                                                         ----                  ----                ----                ----
     Machine and parts sales                         $  3,758,455         $  9,590,951         $  8,534,137         $ 12,189,027
     Machine leases                                     4,797,544            4,683,473            9,455,263            8,986,777
     Other                                              1,594,504              998,579            3,303,285            1,907,799
                                                     ------------         ------------         ------------         ------------
                                                       10,150,503           15,273,003           21,292,685           23,083,603
Cost of revenues                                        7,238,783           10,891,802           15,174,344           16,352,643
                                                     ------------         ------------         ------------         ------------
     Gross profit                                       2,911,720            4,381,201            6,118,341            6,730,960

Operating expenses:
     Selling, general, and
       administrative expenses                          1,688,606            1,584,572            3,297,765            3,117,502
     Research and development costs                       147,961               63,117              227,572              217,119
     Amortization of goodwill                                   0              125,777                    0              125,777
                                                     ------------         ------------         ------------         ------------
        Total operating expenses                        1,836,567            1,773,466            3,525,337            3,460,398
                                                     ------------         ------------         ------------         ------------
        Operating income                                1,075,153            2,607,735            2,593,004            3,270,562

Other income  (expense):
     Interest expense                                    (586,578)            (463,762)          (1,260,305)            (815,884)
     Other                                               (199,805)               9,842             (202,410)              16,524
                                                     ------------         ------------         ------------         ------------
                                                         (786,383)            (453,920)          (1,462,715)            (799,360)
                                                     ------------         ------------         ------------         ------------
     Income before income taxes                           288,770            2,153,815            1,130,289            2,471,202
Income taxes                                              103,380              818,380              423,120              939,570
                                                     ------------         ------------         ------------         ------------
     Net income                                      $    185,390         $  1,335,435         $    707,169         $  1,531,632
                                                     ============         ============         ============         ============

Basic net income per share                           $        .03         $        .21         $        .11         $        .24
                                                     ============         ============         ============         ============
Diluted net income per share                         $        .03         $        .20         $        .11         $        .23
                                                     ============         ============         ============         ============



                          INTERLOTT TECHNOLOGIES, INC.

                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                                  Six months ended June 30,
                                                                                        -------------------------------------------
                                                                                                   2002                     2001
                                                                                                   ----                     ----
Cash flows from operating activities:
  Net income                                                                                    $707,169               $1,531,632
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation & amortization                                                                  3,654,858                3,573,585
  Principal portion of sales type lease received                                               1,202,927                  847,399
  Deferred income taxes                                                                         (180,414)                 (81,267)
  Gain on sale of equipment under sales type lease                                              (836,805)                  (5,236)
  Decrease (increase) in accounts receivable                                                     709,879              (3,434,497)
  Decrease in inventories net of leased equipment returned                                     1,456,998                1,045,898
  Decrease in prepaid expenses                                                                   268,025                  484,751
  Decrease in prepaid & refundable taxes                                                         404,220                       --
  (Increase) in deferred tax asset                                                                    --                (217,368)
  (Decrease) increase in accounts payable                                                       (456,962)                  465,689
  (Decrease) increase in accounts payable - related parties                                     (145,810)                  357,160
  Increase in accrued expenses                                                                   523,350                   93,762
  Increase in income taxes payable                                                               103,279                  709,344
                                                                                               ---------                ---------

      Net cash provided by operating activities                                                7,410,714                5,370,852
                                                                                               ---------                ---------

Cash flows from investing activities:
  Cost of leased machines                                                                     (2,246,543)              (4,229,791)
  Acquisition of business                                                                             --              (13,411,679)
  Purchases of property & equipment                                                               (6,787)                 (24,525)
                                                                                               ---------                ---------

     Net cash used in investing activities                                                    (2,253,330)             (17,665,995)
                                                                                               ---------                ---------

Cash flows from financing activities:
  (Payment of) proceeds from notes payable - credit facility                                  (4,875,530)                8,842,053
  Proceeds from subordinated term note                                                                 0                5,000,000
  Proceeds from exercise of stock options                                                         43,209                    6,250
  Repayment of long-term debt                                                                    (27,227)                 (50,425)
  Payment of notes payable - related parties                                                    (460,100)                (852,124)
                                                                                               ---------                ---------

     Net cash (used for) provided by financing activities                                     (5,319,648)              12,945,754
                                                                                               ---------                ---------

(Decrease) increase in cash                                                                     (162,264)                 650,611

Cash, at beginning of year                                                                       537,332                   46,645
                                                                                               ---------                ---------

Cash, at end of period                                                                          $375,068                 $697,256
                                                                                               =========                  =======




Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                              $1,141,567                 $732,949
  Income taxes paid                                                                             132,686                1,246,656
  Net book value of capitalized leased ITVMs returned from field and
    transferred to inventory                                                                     44,738                  902,574
  Interest swap liability                                                                       117,855                        -

Business combination accounted for as a purchase
  Accounts receivable                                                                                 0                1,043,852
  Inventory                                                                                           0                3,422,053
  Value of leases acquired                                                                            0                4,281,005
  Goodwill                                                                                            0                4,664,769
                                                                                             ----------              -----------
                                                                                                     $0              $13,411,679
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
                                          ========              ========

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INTERLOTT TECHNOLOGIES, INC.
                                            (Registrant)



Date: August 30, 2002


                                   /s/ Dennis W. Blazer
                                   --------------------------------------------
                                   Dennis W. Blazer
                                   Chief Financial and Accounting Officer