Form 10-Q
period 2002-09-30
INTERLOTT TECHNOLOGIES INC
filed 2002-11-15
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2002

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

           Class                             Outstanding at November 14, 2002
----------------------------                 --------------------------------
Common Stock, $.01 Par Value                         6,466,326 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                                -----------------

     ITEM                                                                 PAGE
     NUMBER      PART I.  FINANCIAL INFORMATION                          NUMBER
     ------                                                              ------

       1         Financial Statements:


                 Condensed Balance Sheets as of September 30, 2002
                 and December 31, 2001                                      3

                 Condensed Statements of Income
                 for the three months and nine months ended
                 September 30, 2002 and 2001                                4

                 Condensed Statements of Cash Flows for the nine
                 months ended September 30, 2002 and 2001                 5 - 6

                 Notes to Condensed Financial Statements                  7 - 9

       2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           10 - 14

       3         Quantitative and Qualitative Disclosures About            15
                 Market Risk

       4         Controls and Procedures                                   15

                 PART II.  OTHER INFORMATION

       1         Legal Proceedings                                         16

       6         Exhibits and Reports on Form 8-K                          16


                 SIGNATURES                                                17

                 CERTIFICATIONS                                          17 - 19

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          INTERLOTT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


ASSETS                                                                          September 30, 2002   December 31, 2001
                                                                                ------------------   -----------------
Current assets:
    Cash                                                                             $    320,438      $    537,332
    Accounts receivable, less allowance for doubtful accounts of $338,101
          in 2002 and $203,101 in 2001                                                 10,798,811         7,125,250
   Investment in sales type leases, current portion                                     2,783,507         2,299,706
   Inventories                                                                          8,879,547        10,628,290
   Prepaid & refundable taxes                                                                --             404,220
   Deferred tax asset                                                                      29,455           182,350
   Prepaid expenses                                                                        95,205           274,033
                                                                                     ------------      ------------
                              Total current assets                                     22,906,963        21,451,181

Property and equipment:
    Leased machines                                                                    35,046,869        33,759,213
    Machinery and equipment                                                               784,937           777,687
    Building and improvements                                                             689,409           689,409
    Furniture and fixtures                                                                182,925           179,182
                                                                                     ------------      ------------
                                                                                       36,704,140        35,405,491
    Less accumulated depreciation and amortization                                     21,380,790        16,784,029
                                                                                     ------------      ------------
                                                                                       15,323,349        18,621,462
Other assets                                                                              583,356           578,386
Goodwill net of accumulated amortization of $166,581 in 2002 and 2001                   4,572,655         4,572,655
Value of leases acquired net of accumulated amortization of $927,550 in 2002 and
$499,450 in 2001                                                                        3,139,405         3,781,555

Investment in sales type leases, less current portion                                   6,241,520         5,618,510

Product development rights, net of accumulated amortization of $861,661 in 2002
       and $806,661 in 2001                                                               238,339           293,339
                                                                                     ------------      ------------
                                                                                     $ 53,005,587      $ 54,917,088
                                                                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable to financial institutions                                          $ 25,372,296      $ 24,255,659
    Current portion of notes payable - related parties                                     24,124           487,327
    Accounts payable                                                                    2,437,317         2,249,874
    Accounts payable - related party                                                      498,322           317,505
    Accrued expenses                                                                    2,398,007         1,463,175
                                                                                     ------------      ------------
                                Total current liabilities                              30,730,066        28,773,540
Subordinated term note                                                                       --           5,000,000
Deferred tax liability                                                                    241,488           568,950
                                                                                     ------------      ------------
                                                                                       30,971,554        34,342,490
                                 Total liabilities

Commitments and contingent liabilities:
   Interest rate swap agreements                                                          351,543           580,174
   Notes payable - related parties                                                           --              24,124

Stockholders' equity:

    Common  stock, $.01 par value; 20,000,000 shares authorized, 6,462,669 shares issued and outstanding in 2002 and 6,441,498 shares issued
            and outstanding in 2001                                                        32,248            32,140
   Additional paid-in capital                                                          10,536,159        10,482,853
   Accumulated comprehensive income (loss)                                               (213,621)         (382,915)

    Retained earnings                                                                  11,327,704         9,838,222
                                                                                     ------------      ------------
                                Total stockholders' equity                             21,682,490        19,970,300
                                                                                     ------------      ------------
                                                                                     $ 53,005,587      $ 54,917,088
                                                                                     ============      ============


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         CONDENSED STATEMENTS OF INCOME

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------

Revenues:                                          2002              2001              2002              2001
                                                   ----              ----              ----              ----

     Machine and parts sales                  $  8,194,722      $  3,423,724      $ 16,728,859      $ 15,612,751

     Machine leases                              4,752,650         4,662,504        14,207,913        13,649,281

     Other                                       1,472,272         1,618,594         4,775,558         3,526,394
                                              ------------      ------------      ------------      ------------

                                                14,419,644         9,704,822        35,712,330        32,788,426

Cost of revenues                                10,614,540         7,297,048        25,788,885        23,721,042
                                              ------------      ------------      ------------      ------------

     Gross profit                                3,805,104         2,407,774         9,923,445         9,067,384

Operating expenses:

     Selling, general, and administrative
         expenses                                1,715,253         1,512,627         5,013,018         4,630,129

     Research and development costs                166,276            62,322           393,848           279,441

     Amortization of goodwill                            0           111,879                 0           166,306
                                              ------------      ------------      ------------      ------------

        Total operating expenses                 1,881,529         1,686,828         5,406,866         5,075,876
                                              ------------      ------------      ------------      ------------

        Operating income                         1,923,575           720,946         4,516,579         3,991,508

Other income  (expense):

     Interest expense                             (544,079)         (588,924)       (1,804,384)       (1,404,808)

     Other                                        (118,043)            6,351          (320,453)           22,875
                                              ------------      ------------      ------------      ------------

                                                  (662,122)         (582,573)       (2,124,837)       (1,381,933)
                                              ------------      ------------      ------------      ------------

     Income before income taxes                  1,261,453           138,373         2,391,742         2,609,575

Income taxes                                       479,140            53,250           902,260           992,820
                                              ------------      ------------      ------------      ------------

     Net income                               $    782,313      $     85,123      $  1,489,482      $  1,616,755
                                              ============      ============      ============      ============

Basic net income per share                    $        .12      $        .01      $        .23      $        .25
                                              ============      ============      ============      ============

Diluted net income per share                  $        .12      $        .01      $        .22      $        .25
                                              ============      ============      ============      ============

           See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                               2002              2001
                                                                               ----              ----
Cash flows from operating activities:
  Net income                                                              $  1,489,482      $  1,616,755
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation & amortization                                                5,377,113         5,351,235
  Principal portion of sales type lease received                             1,795,415           921,764
  Deferred income taxes                                                       (233,904)          (30,085)
  Gain on sale of equipment under sales type lease                          (1,356,742)         (460,557)
  (Increase) in accounts receivable                                         (3,673,561)         (275,314)
  Decrease (increase) in inventories net of leased equipment returned        1,793,480           (32,786)
  Decrease in prepaid expenses                                                 173,859           545,295
  Decrease in prepaid & refundable taxes                                       404,220              --
  (Increase) in deferred tax asset                                                --            (217,368)
  Increase in accounts payable                                                 187,443           429,582
  Increase (decrease) in accounts payable - related parties                    180,817           (30,522)
  Increase in accrued expenses                                                 582,226           190,176
  Increase in income taxes payable                                             352,606           703,111
                                                                          ------------      ------------

      Net cash provided by operating activities                              7,072,454         8,711,286
                                                                          ------------      ------------

Cash flows from investing activites:
  Cost of leased machines                                                   (2,961,079)       (6,193,427)
  Acquisition of business                                                         --         (13,459,646)
  Purchases of property & equipment                                            (10,993)         (150,212)
                                                                          ------------      ------------

     Net cash used in investing activites                                   (2,972,072)      (19,803,285)
                                                                          ------------      ------------

Cash flows from financing activites:
  Proceeds from notes payable - credit facility                              1,116,637         7,313,797
  (Payments of) proceeds from subordinated term note                        (5,000,000)        5,000,000
  Proceeds from exercise of stock options                                       53,414             6,250
  Repayment of long-term debt                                                  (27,227)          (50,425)
  Payment of notes payable - related parties                                  (460,100)         (852,124)
                                                                          ------------      ------------

     Net cash (used for) provided by financing activities                   (4,317,276)       11,417,498
                                                                          ------------      ------------

(Decrease) increase in cash                                                   (216,894)          325,499

Cash, at beginning of year                                                     537,332            46,645
                                                                          ------------      ------------

Cash, at end of period                                                    $    320,438      $    372,144
                                                                          ============      ============



Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                           $  1,704,836      $  1,364,621
  Income taxes paid (received net of payments)                                 594,872          (265,779)
  Net book value of capitalized leased ITVMs returned from field and
transferred to inventory                                                        44,738         2,220,634
  Interest swap liability                                                      169,294              --

Business combination accounted for as a purchase
  Accounts receivable                                                                0         1,043,852
  Inventory                                                                          0         3,422,053
  Value of leases acquired                                                           0         4,281,005
  Goodwill                                                                           0         4,664,769
                                                                          ------------      ------------
                                                                          $          0      $ 13,411,679
                                                                          ============      ============


            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation
         ---------------------

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles in the United States of America. The financial statements for the three months and nine months ended September 30, 2002 and 2001 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002. Amortization of leases acquired from On-Point Technologies, Inc. has been reclassified to cost of revenues in 2001 to conform to the 2002 presentation.

2.       Inventories
         -----------

         Inventories at September 30, 2002 and December 31, 2001 consisted of the following:

                                   2002            2001
                                   ----            ----
Finished goods                 $ 2,793,153     $ 2,255,882
Work in process                    573,280         531,355
Raw materials and supplies       5,513,114       7,841,053
                               -----------     -----------
                               $ 8,879,547     $10,628,290

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

         Prior to the closing, to finance the cash payment paid at closing, Interlott increased its existing credit facility with Fifth Third Bank, Cincinnati, Ohio (which participated portions of the credit facility to Huntington Bank and National Bank of Canada) from $25 million to $30 million, and completed a mezzanine financing of junior debt in the form of a term note due June 30, 2003 in the principal amount of $5 million with Fifth Third Bank. The note bore interest at the rate of 9% per annum and the Company was required to pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002, and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003. The term note was repaid in full on August 14, 2002.

         The acquisition has been accounted for by the purchase method. Revenues reported during the three months and nine months ending September 30, 2002 from lease and maintenance contracts acquired were approximately $1.4 million and $4.2 million respectively.

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

         The Company adopted SFAS No. 142 on January 1, 2002, as required. As a result, there was no amortization of goodwill relating to the On-Point acquisition for the three or nine months ended September 30, 2002. Goodwill amortization for the three and nine months ended September 30, 2001 was $111,879 and $166,306, respectively, which, if not recorded, would have had the effect of adding $69,365 or 1 cent per share, to after-tax results for the three months ended September 30, 2001 and $103,110 or 2 cents per share for the nine months ended September 30, 2001. At this time, the Company believes that no impairment exists.

5.       Comprehensive Income
         --------------------

         Comprehensive income reflects the change in the estimated fair market value of the Company's interest rate swap agreements. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable financial institution. Total comprehensive income for the three and nine months ended September 30, 2002 is summarized as follows:

                                Three months    Nine months
                                -----------     -----------

Net income                       $  782,313     $1,489,482
Other comprehensive income           51,439        169,294
                                 ----------     ----------
  Total comprehensive income     $  833,752     $1,658,776
                                 ==========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

GENERAL

         Interlott Technologies, Inc. (the "Company") manufactures instant ticket vending machines ("ITVMs"), pull-tab/break-open ticket vending machines ("PTVMs") and prepaid phone card dispensing machines ("PCDMs") that dispense instant lottery tickets and prepaid telephone calling cards in a secure and automated manner. The Company derives its revenues from (1) the lease of ITVMs and PCDMs, (2) the sale of ITVMs and PCDMs, and (3) to a lesser extent, service agreements and the sale of parts for ITVMs and PCDMs.

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

         At September 30, 2002, the Company had a total of 11,340 ITVMs and PCDMs deployed under operating and sales type leases as compared to 11,431 at June 30, 2002. In the aggregate, the Company has sold or leased over 29,000 ITVMs and PCDMs under agreements with 29 domestic and 14 international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

RESULTS OF OPERATIONS
---------------------

         The Company's net revenues increased 49% to $14,419,644 from $9,704,822 for the three months, and 9% to $35,712,330 from $32,788,426 for the nine months, ended September 30, 2002 and 2001, respectively. Revenues from sales of ITVMs and PCDMs increased 139% to $8,194,722 from $3,423,724 for the three months, and 7% to $16,728,859 from $15,612,751 for the nine months, ended September 30, 2002 and 2001, respectively. The increase in revenues from sales resulted from purchases by three state lotteries in the three months and nine months ended September 30, 2002. Revenues from operating leases increased 2% to $4,752,650 from $4,662,504 for the three months, and 4% to $14,207,913 from
$13,649,281 for the nine months, ended September 30, 2002 and 2001, respectively. Lease revenues represented 33% and 48% of total revenues for the three months, and 40% and 42% of total revenues for the nine months, ended September 30, 2002 and 2001, respectively. Other revenues were $1,472,272 for the three months ended September 30, 2002 compared to $1,618,594 for the three months ended September 30, 2001, a 9% decrease, due primarily to a temporary drop in service revenue as machines are being removed from the field in one state to be upgraded to higher bin capacity machines which will be redeployed in the same locations. Other revenues increased 35% to $4,775,558 from $3,526,394 for the nine months ended September 30, 2002 and 2001, respectively, primarily due to service revenues from the contracts acquired from On-Point that are reflected in nine months of 2002 compared to seven months in 2001.

          Cost of revenues increased 45% to $10,614,540 from $7,297,048 for the three months, and 9% to $25,788,885 from $23,721,042 for the nine months, ended September 30, 2002 and 2001, respectively. Depreciation charged to cost of revenues was $1,431,718 for the three months ended September 30, 2002 compared to $1,515,887 for the three months ended September 30, 2001, a 6% decrease, due to older leased machines becoming fully depreciated. Depreciation decreased 7% to $4,498,474 from $4,844,215 for the nine months ended September 30, 2002 and 2001, respectively, due to the reduced number of capitalized lease machines being depreciated in 2002 as the result of the expiration of a lease contract in July 2001. Service and installation costs increased 10% to $2,967,355 for the three months ended September 30, 2002, compared to $2,688,143 for the three months ended September 30, 2001, due to increased staffing and costs associated with deployment of new machines. Service and installation costs increased 26% to $8,680,875 from $6,875,471 for the nine months ended September 30, 2002 and 2001, respectively, due to a full nine months of expenses related to the leases and maintenance contracts acquired from On-Point. Amortization of leases relating to the On-Point acquisition charged to cost of goods sold was $214,050 for both three month periods ended September 30, 2002 and September 30, 2001, and was $642,150 for the nine months ended September 30, 2002 compared to $285,400 for the nine months ended September 30, 2001. The nine month period ended September 30, 2001 only included four months of expense subsequent to the acquisition on June 1, 2001. As a result of these factors, cost of revenues as a percentage of revenues decreased to 74% from 75% for the three months, and remained constant at 72% for the nine months, ended September 30, 2002.

         Due primarily to higher sales volume, gross profit increased 58% to $3,805,104 from $2,407,774 for the three months, and increased 9% to $9,923,445 from $9,067,384 for the nine months, ended September 30, 2002 and 2001, respectively. Gross profit as a percentage of revenues increased slightly from 25% to 26% for the three months and remained constant at 28% for the nine months ended September 30, 2002, as a result of the previously discussed changes in expenses.

         The Company adopted SFAS No. 142 on January 1, 2002, as required. As a result there was no amortization of goodwill relating to the On-Point acquisition for the three months and nine months ended September 30, 2002. Amortization of goodwill was $111,879 for the three months ended September 30, 2001 and $166,306 for the nine months ended September 30, 2001.

          Selling, general, and administrative expenses increased 13% to $1,715,253 from $1,512,627 for the three months, and 8% to $5,013,018 from
$4,630,129 for the nine months, ended September 30, 2002 and 2001, respectively. Increases in advertising and promotional costs, wages and benefits and legal and professional fees were the primary factors related to the increase in costs for both the three month and nine month periods.

         Interest expense decreased 8% to $544,079 from $588,924 for the three months, and increased 28% to $1,804,384 from $1,404,808 for the nine months, ended September 30, 2002 and 2001, respectively. The decrease for the three months reflects lower overall borrowing needs which facilitated retirement of the $5 million subordinated term note on August 14, 2002 and a decrease in interest rates. The increase for the nine months ended September 30, 2002 was due to increased borrowing to finance the On-Point acquisition.

         Other income (expense) was ($118,043) and $6,351 for the three months, and ($320,453) and $22,875 for the nine months, ended September 30, 2002 and 2001, respectively. This increase in expense for the three month period was due to a non-recurring charge for the settlement of litigation, as described in Part II, Item 1 (Legal Proceedings), in the amount of $115,000 which was recorded in the quarter ended September 30, 2002. The nine month period includes a similar settlement that was recorded in the quarter ended June 30, 2002 in the amount of $200,000 as previously described in the Company's Form 10-Q Report dated August 14, 2002 at Part II, Item 1.

         As a result of the factors discussed above, income before income taxes increased 812% to $1,261,453 from $138,373 for the three months, and decreased 8% to $2,391,742 from $2,609,575 for the nine months, ended September 30, 2002 and 2001, respectively.

         Income taxes were $479,140 for the three months, and $902,260 for the nine months, ended September 30, 2002. The Company's effective tax rate is 38% for all periods.

         As a result of the foregoing factors, net income after tax increased 819% to $782,313 from $85,123 for the three months, and decreased 8% to $1,489,482 from $1,616,755 for the nine months, ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Prior to the closing of the acquisition of the lottery assets of On-Point, to finance the cash payment paid at closing, the Company increased its existing credit facility with its bank from $25 million to $30 million, and also completed a mezzanine financing of junior debt in the principal amount of $5 million. The amended credit facility is a three year credit line, secured by a lien on all of the assets of the Company. The rate of interest on this loan is based on the prime rate or LIBOR rate adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2.0% (3.66% at November 1, 2002). The mezzanine financing consisted of a $5 million term note due June 30, 2003, which was subordinate to the credit facility. This note bore interest at a fixed rate of 9% per annum and the Company was required to pay a success fee equal to 1% of the then-outstanding principal balance of the note on each of September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002 and equal to 1.5% of the outstanding principal balance on the last day of each of the four following fiscal quarters. The note could be prepaid when availability on the credit facility exceeded $2 million and the Company was in compliance with all loan covenants. The Company paid off this note in its entirety on August 14, 2002 using funds generated from operations.

         Net cash provided by operations for the nine months ended September 30, 2002 and 2001 was $7,072,454 and $8,711,286, respectively. The decrease for the first nine months of 2002 as compared to the same period in 2001 resulted primarily from an increase in accounts receivable created by recent large sales to several state lotteries, partially offset by a decrease in inventories and an increase in accrued expenses.

         Net cash used in investing activities was $2,972,072 and $19,803,285 for the nine months ended September 30, 2002 and 2001, respectively. The nine months ended September 30, 2001 included the purchase of the lottery assets of On-Point for $13.4 million. Net cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of the cost of leased machines built for deployment under lease contracts.

         Net cash used for financing activities was $4,317,276 for the nine months ended September 30, 2002 as compared to net cash provided by financing activities of $11,417,498 for the nine months ended September 30, 2001. The change is primarily the result of the pay off of the $5 million subordinated term note and payment of $460,100 on notes to related parties in 2002 as compared to additional borrowings on the credit facility in 2001 related to the On-Point acquisition.

         On November 1, 2002, the Company was indebted to Fifth Third Bank in the aggregate principal amount of $21,642,903 and had $8,357,097 available on the credit facility.

         On August 29, 2002 the Company's Board of Directors authorized the repurchase of up to 400,000 shares, or approximately 6 percent, of the Company's
6.5 million shares of outstanding common stock, over the next 12 months. The timing and terms of purchases will be at the Company's discretion and will be based on market conditions and the Company's capital requirements. Under the terms of the repurchase plan, the Company may make purchases in the open market or in privately negotiated transactions. Repurchases may be suspended or discontinued at any time and are subject to the requirements of the Company's credit agreement. The shares acquired will initially be held as treasury stock and may be issued for employee stock programs and general corporate purposes. As of November 11, 2002, the Company had repurchased 2,500 shares under the plan, at an average price of $6.05 per share.

         On October 23, 2002, the Company's credit facility with Fifth Third Bank was amended to permit the redemption of shares of the Company's equity securities so long as payments for this purpose do not exceed $2 million and the Company's available credit under the facility equals or exceeds $2 million plus the amount of such payments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

         The Company entered into an interest rate swap agreement with a total notional principal amount of $10,000,000 at December 31, 1999 which expired on November 7, 2002. This agreement was replaced by a new agreement with a total notional principal amount of $10,000,000 at November 7, 2002 which expires on May 31, 2004. The Company also entered into an interest rate swap agreement with a total notional principal amount of $5,000,000 at July 3, 2001 which expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($351,543) at September 30, 2002. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

ITEM 4.  CONTROLS AND PROCEDURES.
         ------------------------

            As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         On September 16, 2002, the United States Bankruptcy Court for the Eastern District of Washington approved a compromise and settlement of claims in IN RE APPLE VALLEY COMPACT VENDING, INC., 01-08218-R5E and IN RE STANLEY A. BURGHARDT AND MARY JO BURGHARDT, 01-08219-R5E. Litigation between the parties began on May 8, 2001, when the Company filed an action in the Court of Common Pleas in Hamilton County, OHIO STYLED INTERLOTT TECHNOLOGIES, INC. VS. APPLE VALLEY COMPACT VENDING, INC. AND MARY JO BURGHARDT AND STANLEY BURGHARDT (collectively the "Defendants"), Case No. A0102900, for breach of contract and declaratory judgment on the rights and obligations of Interlott and Defendants under agreements relating to the subcontracting of installation and maintenance services in the State of Washington.

         On July 26, 2001, the Defendants filed a related suit in King County, Washington, Case No. 01-2-21258, which action was removed to the United States District Court for the Western District of Washington at Seattle. The Company moved to dismiss the case based on the pendency of the earlier filed Ohio action.

         On October 18, 2001, Defendants Mary Jo and Stanley Burghardt and Apple Valley Compact Vending, Inc. filed Chapter 7 bankruptcy petitions in Washington State. On February 4, 2002, Interlott filed a Complaint for Determination of Non-Dischargeability pursuant to 11 U.S.C. ss.523 relating to the Burghardts' joint Chapter 7 bankruptcy case.

         The settlement approved by the Bankruptcy Court resolves all claims between the parties for a payment of $115,000 by Interlott to the trustee of the Defendants' bankruptcy estates in return for a dismissal of all claims and actions described above. These proceedings were previously reported in the Company's 2001 Form 10-K Report filed on March 29, 2002 at Part I, Item 3.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.

         10.1 Sixth Amendment to Credit Agreement between the Company and Fifth Third Bank


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

                                        INTERLOTT TECHNOLOGIES, INC.
                                              (Registrant)



Date: November 14, 2002                 /s/ David F. Nichols
                                        ----------------------------------------
                                        David F. Nichols
                                        President and Chief Executive Officer


                                        /s/ Dennis W. Blazer
                                        ----------------------------------------
                                        Dennis W. Blazer
                                        Chief Financial and Accounting Officer


                                 CERTIFICATIONS

I, David F. Nichols, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Interlott Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


  /s/ David F. Nichols
------------------------------------
Chief Executive Officer


I, Dennis W. Blazer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Interlott Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


  /s/ Dennis W. Blazer
------------------------------------
Chief Financial Officer