Form 10-K
period 2002-12-31
INTERLOTT TECHNOLOGIES INC
filed 2003-03-31
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
Common Stock, $.01 Par Value                   American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   No X
                                      --    --

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was $16,175,411. There were 6,459,718 shares of Common Stock outstanding as of March 20, 2003.

                          INTERLOTT TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

ITEM

NUMBER                                                                                                             PAGE
------                                                                                                             ----
PART I
   1.      Business................................................................................................  1
   2.      Properties.............................................................................................. 15
   3.      Legal Proceedings....................................................................................... 15
   4.      Submission of Matters to a Vote of Security Holders..................................................... 15

PART II

   5.      Market for the Registrant's Common Stock and Related Stockholder Matters................................ 16
   6.      Selected Financial Data................................................................................. 16
   7.      Management's Discussion and Analysis of Financial Condition and Results of
           Operations.............................................................................................. 17
   7(A).   Quantitative and Qualitative Disclosures About Market Risk.............................................. 28
   8.      Financial Statements and Supplementary Data............................................................. 29
   9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................... 48

PART III

   10.     Directors and Executive Officers of the Registrant...................................................... 49
   11.     Executive Compensation.................................................................................. 51
   12.     Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters......................................................................... 55
   13.     Certain Relationships and Related Transactions.......................................................... 56
   14.     Controls and Procedures................................................................................. 56


PART IV

   15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................ 57

           SIGNATURES and CERTIFICATIONS........................................................................... 58
           FINANCIAL STATEMENT SCHEDULE............................................................................S-1
           INDEX OF EXHIBITS.......................................................................................E-1

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

         As of December 31, 2002, the Company had sold or leased over 30,000 ITVMs through agreements with 29 different state lotteries and the District of Columbia and 14 international jurisdictions, or their licensees or contractors.

         Taking advantage of its expertise in dispensing technology, the Company introduced a prepaid phone card dispensing machine ("PCDM") in 1995 that enables providers of long distance telephone service to dispense prepaid telephone calling cards in retail locations without the assistance of an employee of the retailer. The dispensing process used in the Company's PCDM incorporates the same patented technology used in the Company's PTVM, and the Company believes that this dispensing technology is superior to any other PCDM dispensing technology on the market. Although PCDM revenues in 2002 represented less than 1% of total revenues, the Company continues to believe that PCDMs may be a source of future sales growth.

         The Company has entered into an Agreement and Plan of Merger dated as of March 17, 2003 with GTECH Holdings Corporation and a subsidiary of GTECH, pursuant to which the Company will merge into the subsidiary and become a wholly-owned subsidiary of GTECH. Upon the merger, each share of the Company's Common Stock will be changed into the right to receive $9.00 in cash, GTECH common stock or a combination of the two, with 51.5% of the aggregate merger consideration to be paid in GTECH common stock and the balance in cash.

         Consummation of the merger is subject to satisfaction of various conditions, including the approval of the Company's stockholders, the making of various regulatory filings, the absence of any injunction or certain litigation challenging the merger, the receipt of tax and other legal opinions, the accuracy of the parties' representations and warranties and performance of their agreements, and the receipt of consents to the merger from customers representing 85% of the Company's projected business for 2003 and certain other parties to material contacts. GTECH may terminate the merger agreement if its stock price declines by 18% unless the Company elects to convert the merger consideration into all cash.

         The Company has agreed not to solicit a competing offer, but may terminate the merger agreement to accept an unsolicited superior proposal. If it does so, the Company will be required to pay GTECH a termination fee of $2.75 million and reimburse GTECH's expenses up to $750,000.

         In connection with the Merger Agreement, GTECH also entered into a Stockholder Voting and Option Agreement and a Noncompetition Agreement with L. Rogers Wells, Jr. Under the Voting and Option Agreement, Mr. Wells agreed to vote in favor of the merger and granted GTECH the option to purchase his Company Common Stock at $9.00 if the Merger Agreement terminates for specified reasons. The Voting and Option Agreement terminates if the Company terminates the Merger Agreement to accept a superior proposal. If GTECH exercises the option, it is required to make a cash tender offer for the remaining Common Stock of the Company at $9.00 per share.

         Pursuant to the Noncompetition Agreement, Mr. Wells has agreed not to engage in the lottery business for five years after consummation of the merger. As compensation for this agreement, GTECH will pay him $250,000 per year during that five-year period.

         Interlott is a Delaware corporation. The Company's Common Stock trades on the American Stock Exchange under the symbol "ILI."

PRODUCTS

         The ITVM

         In 1987, Edmund F. Turek, a director of and consultant to the Company, led the team that developed the technology for what the Company believes was the first automated ITVM. The burster dispensing technology is a key component of the Company's ITVM for scratch-off instant lottery tickets and is protected by a patent that the Company acquired from Mr. Turek's family-owned corporation. See "Patents, Trademarks and Copyrights" below.

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

         The Company's Instant Ticket Management System ("ITMS") also known as GameGuard, addresses the specific needs of convenience store and grocery check-out lanes. The GameGuard may be installed in a variety of configurations, including on the counter or under-the-counter. This technology reduces ticket shrinkage and increases sales volume of instant tickets and also may be tied into the Point of Service register.

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

         The focus of the Company's marketing strategy is on the superior performance and reliability of its ITVMs, as well as continued competitive pricing. Information developed through actual field use and product field tests demonstrates that a significant factor in increasing instant ticket sales is the reliability of the ITVM. Increased maintenance visits impair an ITVM's "uptime," which in turn reduces ticket sales. The Company believes that its ITVMs, based on actual field performance and product testing, are the most reliable and technologically superior in the industry. The Company's ITVMs require preventive maintenance only twice a year. The ITVM "downtime" resulting from this semi-annual preventive maintenance averages approximately 20 minutes.

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

         On occasion, the Company participates in cooperative supply arrangements with other lottery suppliers. These arrangements allow lotteries to reduce their operating costs and provide a more efficient means for contracting products and services. The Company's ITVMs are deployed in Pennsylvania and West Virginia pursuant to cooperative supply arrangements between the Company and International Game Technologies, which is the primary contractor for the Pennsylvania and West Virginia Lotteries. ITVMs are deployed in Georgia pursuant to a cooperative supply arrangement with Scientific Games, Inc. and in California and New Jersey pursuant to maintenance or purchase agreements between the Company and GTECH Corporation, which is the on-line supplier to both Lotteries. The Company is responsible for installing, servicing and maintaining the ITVMs in Georgia but is not required to provide preventive maintenance or servicing for the ITVMs supplied for use in Pennsylvania, West Virginia, California and New Jersey.

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

         The Company offers lotteries a choice of three types of contracts: (i) Standard Lease Agreements, (ii) Sales Agreements, and (iii) Percentage Lease Agreements. ITVM lease revenues as a percentage of the Company's total revenues were 42.2%, 42.9% and 36.0% in 2000, 2001 and 2002, respectively.

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

         Twenty-seven states and the District of Columbia currently utilize ITVMs in some manner as part of their instant ticket distribution system. As of December 31, 2002, Company ITVMs were deployed in all of these states and the District of Columbia as well as in 14 international jurisdictions. The Company currently has 11,484 ITVMs under lease with 18 states and the District of Columbia. These leases expire on various dates through 2005. In certain cases, the Company's contracts are with third parties who are the primary contractors to the lottery. See "Marketing and Sales - ITVMs" above. During 2002, the Company's contract with the Illinois Lottery for the sale of ITVMs accounted for 21 % of the Company's revenues, a sales and lease contract with the New York Lottery accounted for 18% of the Company's revenues and a contract with the California Lottery accounted for 17% of the Company revenues.

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

         Most PCDMs to date have been acquired through purchase orders rather than contracts and are sold rather than leased. Like contracts with the lotteries, the purchase orders may contain stringent installation, performance and service requirements. As of December 31, 2002, the Company had sold 935 PCDMs.

MANUFACTURING PROCESS

         The manufacturing process consists of purchasing component parts, assembling the ITVMs and PCDMs and then testing the final products. Generally, the Company's machines use components which are built to Company specifications and are available from multiple sources. The Company has a primary vendor and secondary suppliers for most of its components and typically has been able to obtain adequate supplies of required components on a timely basis. However, certain important components, such as components of the Company's ITVM burster, PTVM dispensing mechanism and PCDM dispensing mechanism currently are purchased from a single source. Because other suppliers exist that can duplicate these components should the Company elect or be forced to use a different supplier, the Company does not believe that a change in suppliers would result in the termination of a production contract. However, the Company could experience a delay of 30 to 60 days in production which could adversely affect the Company's ability to make timely deliveries of machines and to obtain new contracts. The single-source supplier of certain components of the Company's burster mechanism, PTVM dispensing mechanism and PCDM dispensing mechanism is Algonquin Industries, Inc. Kazmier J. Kasper, a director of the Company, is the President and owner of Algonquin Industries. See "Item 13. Certain Relationships and Related Transactions."

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

         Research and development expenditures were $640,151, $347,596 and $529,585 for 2000, 2001 and 2002, respectively.

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

PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company currently has twenty-three U.S. and foreign patents and thirty pending patent applications relating to its ITVMs and lottery related technology and has filed a disclosure document with the United States Patent and Trademark Office ("PTO").

         The Company owns by assignment U.S. Patent No. 4,982,337 entitled "System for Distributing Lottery Tickets." The assignment is recorded at the PTO. This patent is for the Company's basic burster technology, which is the key component of many of the Company's ITVMs. The patent expires December 31, 2007. Improvements to the burster technology owned by the Company are the subject of U.S. Patent No. 5,836,498, which expires April 10, 2016. That version of the improved burster provides for an increased range of operation for reliable and effective separation of the adjacent tickets along the lines of weakness. Additional patent applications are pending on these and other improvements to the burster technology.

         The Company has developed a new system designed specifically for retail vending of lottery tickets and other items at the point of sale. The system utilizes the Company's burster technology and includes other modular and distributed components that can be adapted for use at the point of sale. The Company owns U.S. Patent Nos. 5,943,241; 6,038,492; 6,351,688 and 6,356,794; and
has corresponding foreign patent properties on this technology.

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

         The Company also owns six design patents including U.S. Design Patent No. 376,621 for the Company's double-game countertop ITVM, which expires December 17, 2010 and U.S. Design Patent No. 369,622 directed to a ticket dispensing machine and expires May 7, 2010.

Additionally, U.S. Design Patent No. 428,060 is owned by the Company on a front panel for a ticket dispensing machine. The Company also owns U.S. Design Patent Nos. 448,957; 448,956; and 441,227, each entitled "Countertop Lottery Ticket Dispenser." Each of these design patents is directed to various configurations for countertop lottery ticket dispensers. The Company believes that each of these design patents is important but not essential to the Company's business.

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

         The Company also has a number of pending patent applications that are directed to various features of countertop ticket dispensers, self-serve lottery ticket vending machines, lottery ticket separation mechanisms and lottery games. The variety of technologies encompassed by these pending applications includes lottery ticket dispensers in which a single rotary separator serves multiple ticket channels and the separator mechanism itself. Additionally, specific configurations of countertop ticket dispensers, techniques for administering a lottery game and adapting known games to a lottery environment are also included in these pending applications.

         The Company has obtained or filed for federal registration in the United States of the following trademarks: INTERLOTT, CHECKWRITER, MVP MODULAR VENDING PLATFORM and INSTANT SUCCESS. The Company does not deem the trademarks to be critical to the future of its business.

         The Company requires all of its employees and subcontractors to execute confidentiality and proprietary rights agreements, which prohibit disclosure of the trade secrets of the Company and provides that all inventions or discoveries during the term of their employment or contract for service are assigned to the Company.

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

         The Federal Gambling Devices Act of 1962 (the "Act") makes it unlawful, with certain exceptions, for a person or entity to transport any gambling devices across interstate lines unless that person or entity has first registered with the United States Department of Justice. Although the Company believes that it is not required to register under the Act, the Company has registered voluntarily and intends to renew its registration annually. The Act also imposes various record keeping and equipment identification requirements. Violation of the Act may result in seizure or forfeiture of equipment, as well as other penalties.

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

BACKLOG

         The Company's backlog of ITVMs as of December 31, 2002 was approximately $6,818,795, which was equal to the total base lease payments or sales value for ITVMs that were committed for production but had not been shipped to various lotteries as of December 31, 2002. At December 31, 2001, the comparable backlog was approximately $4,881,900. It is anticipated that substantially all of the Company's backlog at December 31, 2002 will be shipped on or before December 31, 2003.

         The Company has various lease or sales agreements that permit the lotteries, at their sole option, to lease or purchase additional ITVMs. However, the Company does not include these additional ITVMs in backlog unless the Company has received a firm order for the ITVMs. Due to the relatively large size of individual orders, the small number of customers and the long sales cycle of the lottery industry, management considers backlog to be an indicator of current activity and not necessarily predictive of future orders.

EMPLOYEES

         The Company utilizes a work force of full-time employees supported from time to time by temporary or contract manufacturing and engineering personnel. As of December 31, 2002, the Company had 231 full-time employees, of which 81 were manufacturing employees, 9 were engineering employees, 100 were service employees, 28 were clerical and administrative employees, 7 were sales employees and 6 were executives or senior managers. Two of the executives and senior managers were devoted to sales and four were devoted to management and administration. No Company employees are represented by any union, and the Company believes that its relations with its employees are good.

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

ITEM 3.  LEGAL PROCEEDINGS

         On November 1, 2002, the Company filed a Complaint against Pollard Banknote Limited (and related parties) for patent infringement by Pollard in connection with its marketing of Instant Ticket Vending Machines that are alleged to infringe Interlott's patented burster technology. Interlott Technologies, Inc. v. Pollard Banknote Limited, et al., United States District Court for the Northern District of Ohio. An Answer and Counterclaim was filed by Pollard on November 25, 2002, in which Pollard denied liability for infringement and asserted that Interlott's burster patent (No. 4,982,337) is invalid or unforceable. Document production is in its early stages and no depositions have yet been taken. It is not possible to predict a likely outcome at this time.

         The Company is involved from time to time in litigation in the ordinary course of its business. The Company does not believe that, other than described above, there is any currently pending or threatened litigation against the Company that, individually or in the aggregate, is likely to have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "ILI." The table below shows the high and low closing sale prices per share for the Common Stock as reported by the American Stock Exchange for the periods indicated

                                                                              High                  Low
                                                                              ----                  ---
2001:
         First Quarter                                                        $6.38                 $3.82
         Second Quarter                                                        5.24                  4.00
         Third Quarter                                                         6.40                  4.50
         Fourth Quarter                                                        4.90                  4.02

2002:
         First Quarter                                                        $5.75                 $4.45
         Second Quarter                                                        6.95                  5.40
         Third Quarter                                                         7.25                  5.20
         Fourth Quarter                                                        6.10                  5.15

         At March 4, 2003 there were approximately 50 stockholders of record and an unknown number of beneficial owners holding stock in nominee or "street" name. The Company has paid no cash dividends on its Common Stock and currently intends to retain all future earnings for use in the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial data derived from the Company's audited financial statements for each year in the five-year period ended December 31, 2002 and should be read in conjunction with the Company's Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below.

---------------------------------------------------------------------------------------
                                                    Year Ended December 31,
---------------------------------------------------------------------------------------
                                        2002      2001      2000      1999      1998
---------------------------------------------------------------------------------------
                                            (in thousands, except per share data)
---------------------------------------------------------------------------------------
Revenues
  Machine sales                         $27,209   $19,359   $21,959   $ 3,312   $ 8,230
  Machine leases                         18,698    18,337    17,966    16,902    14,165
  Other                                   6,097     5,021     2,664     2,120     2,079
Net revenues                             52,003    42,716    42,589    22,334    24,474
Net income                                3,091     1,949     3,610     2,070     1,622
Net income per share(1)                    0.48      0.30      0.56      0.32      0.25
Depreciation and amortization             7,247     7,315     6,622     5,548     4,585

Leased ITVMs, less
accumulated depreciation                 13,277    17,883    21,573    21,549    17,106
Total assets                             51,722    54,917    40,004    36,204    28,774
Total debt                               21,335    29,743    16,000    16,292    11,645
---------------------------------------------------------------------------------------
Redeemable preferred stock                 --        --        --     $ 1,335   $ 1,335
---------------------------------------------------------------------------------------

1Reflects the weighted average number of shares outstanding for the respective periods, taking into account a 2-for-1 split of the Company's Common Stock effected in December 2000.

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

2002 AS COMPARED TO 2001

         Total revenues increased by 22% or $9,287,350 from $42,715,686 in 2001 to $52,003,036 in 2002, primarily due to a $7,850,185 increase in machine sales to several state lotteries. Other revenues increased $1,076,015 from $5,020,599 in 2001 to $6,096,614 in 2002 primarily as a result of the full year effect of the addition of maintenance contracts for the New York and Virginia lotteries which were acquired from On-Point on June 1, 2001. Revenues from leases increased by 2%, from $18,336,526 in 2001 to $18,697,676 in 2002. The total number of ITVMs and PCDMs under lease decreased in 2002. Lease revenues were 43% and 36% of total revenues for 2001 and 2002, respectively. Revenues from sales of ITVMs and PCDMs were 45% and 52% of total revenues in 2001 and 2002, respectively.

         Cost of revenues for machine sales increased 26% from $14,251,360 in 2001 to $17,914,274 in 2002. This increase was due to an increase in the number of machines sold in 2002. Excluding depreciation, cost of revenues for leased ITVMs and PCDMs increased 20% from $10,248,771 in 2001 to $12,329,067 in 2002.
The dollar increase in cost of lease revenues was the result of a full year of higher personnel and subcontractor costs related to a large number of machines acquired from On-Point on June 1, 2001, to deployment costs for new leased machines deployed during 2002 and to removal costs for machines being returned. As a result of these factors, gross margin as a percent of revenues increased 2% from 28% in 2001 to 30% in 2002.

         Depreciation of ITVMs and PCDMs decreased 5% from $6,394,051 in 2001 to $6,079,605 in 2002. The decrease was due primarily to the full twelve months' effect in 2002 of the removal of equipment from the field in July 2001 due to the expiration of a lease contract.

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

         Goodwill amortization from June 2001, when the assets of On-Point were acquired, through December 31, 2001, was approximately $166,600. Amortization for 2002 would have been $244,081.

         Selling, general and administrative expenses increased 15% from $5,915,233 in 2001 to $6,784,042 in 2002. The increase resulted primarily from higher salary and wage expenses and an increase in legal and professional fees. As a percentage of revenues, selling, general and administrative expenses decreased from 14% in 2001 to 13% in 2002.

         Research and development costs increased by 52% from $347,596 in 2001 to $529,585 in 2002 as the Company completed the development phase of its GameGuard countertop units and improved dispensing mechanisms. The Company generally contracts out its research and development efforts. This allows the Company to focus its expenditures on the technical expertise necessary to accomplish a specific project.

         Operating income increased by 54% from $4,892,644 in 2001 to $7,510,263 in 2002. This increase resulted primarily from the higher sales volume and higher margins for machines sold. As a percentage of revenues, operating income increased from 11% in 2001 to 14% in 2002.

         Interest expense increased by 4% from $2,049,605 in 2001 to $2,138,409 in 2002. The increase reflected the full year cost of additional borrowings to finance the acquisition of the lottery assets of On-Point on June 1, 2001.

         Pre-tax income increased 75% from $2,884,335 in 2001 to $5,035,979 in 2002.

         The effective income tax rate increased from 32.4% in 2001 to 38.6% in 2002. This difference was due primarily to a change in the tax accounting method for patents which reduced income tax expense by $199,654 in 2001.

         As a result of the above factors, the Company's net income increased by 59% from $1,949,306 in 2001 to $3,090,645 in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased 56% from $8,842,961 in 2001 to $13,751,187 in 2002. This increase in net cash was partially due to a decrease in inventory as a result of returned ITVMs being refurbished and sold, as well as an increase in the principal portion of sale-type leases received. Also, deferred taxes increased as the result of additional sales-type leases in 2002. Net cash used in investing activities decreased 75% from $21,663,552 in 2001 to $5,491,632 in 2002. The 2001 investing activity included $13,486,146 for the acquisition of On-Point Technologies. Financing activities in 2002 used net cash of $8,377,395 as compared to $13,311,278 of net cash provided by financing activities in 2001. This was due principally to the payoff of the $5 million subordinated note and additional payments made from operating cash flow to reduce the credit line.

         The Company's decision to lease a significant portion of its ITVMs generally offers the Company better gross margins than direct sales agreements. However, leasing inherently requires more capital and a longer-term payout than sales. As of December 31, 2002, the Company had a total of 11,484 ITVMs and PCDMs under operating and sales type leases. The Company's current backlog of $6.8 million includes machines to be sold to the New York lottery of $3.4 million and machines to be sold to the California lottery in the amount of $2.2 million. There are no leased machines in the backlog at this time.

         Inventories decreased by $2.2 million from $10.6 million in 2001 to $8.4 million in 2002 primarily due to the sale of $1.7 million of inventory returned in 2001 from expired leases that was refurbished and resold in 2002.

         Goodwill in the amount of $4,572,655 and acquired leases in the amount of $2,925,355 at December 31, 2002 resulted from the On-Point acquisition.

         The Company's revolving credit facility is classified as a current liability due to the revolver clause of the agreement. As a result, current liabilities exceeded current assets as of December 31, 2001 and 2002 by $7,322,359 and $6,253,474, respectively. Prior to the closing of the acquisition of the lottery assets of On-Point, to finance the cash payment paid at closing, the Company increased its existing credit facility with its bank from $25 million to $30 million, and also completed a mezzanine financing of junior debt in the principal amount of $5 million with the bank. The credit facility is a three year credit line, which expires on May 31, 2004, secured by a lien on all of the assets of the Company. The interest rate on the credit facility is based on the prime rate or LIBOR, adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2.00% (3.4% at March 1, 2003). The terms of the credit facility require the Company to maintain a cash balance at all times equal to .875% of the total amount of the facility. Additionally, the Company must comply with certain loan covenants which include, among other things, a minimum ratio of funded debt to EBITDA and a minimum tangible net worth requirement. The Company was in full compliance with the requirements of the covenants as of December 31, 2002.

         The mezzanine financing consisted of a $5 million term note due June 30, 2003, which was subordinate to the credit facility. This note bore interest at a fixed rate of 9% per annum and required the Company to pay a success fee equal to 1% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002; and equal to 1.5% of the unpaid principal balance of the note outstanding on the last day of the fiscal quarter for each of the four (4) fiscal quarters ending on September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003. The note could be prepaid whenever availability on the credit facility exceeded $2 million and the Company was in compliance with all loan covenants. These requirements were met, and the note was paid off in its entirety on August 13, 2002.

         At March 5, 2003, the Company had $9,803,834 available under its credit facility. The Company believes that the amount available on its credit facility, together with cash flows from operations, will be sufficient to meet its currently foreseeable short and long-term needs for liquidity.

         The Company entered into an interest rate swap agreement with a total notional principal amount of $5 million at July 3, 2001 which expires on May 31, 2004 and an interest rate swap agreement with a total notional principal amount of $10 million at November 7, 2002 which also expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($453,484) at December 31, 2002. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. The estimated amount of deferred loss on the hedge to be reclassified to earnings in 2003 is $320,000.

         At December 31, 2000, the Company was indebted to one stockholder in the amount of $79,000. Additionally in 2000, four stockholders elected to convert their shares of redeemable preferred stock to notes payable in the amount of $1,335,000. The notes held by these five stockholders require, among other things, that 25% of the net income of the Company for the fiscal year be paid toward the aggregate principal amount owed on the notes on the first business day of the fourth month following the fiscal year end. Consequently, on April 1, 2002, $487,327 was paid on these notes leaving a balance of $24,124 at December 31, 2002. That amount will be paid in full on April 1, 2003. See Note 6 of Notes to Financial Statements.

         The Company's capital expenditures totaled $8,177,406 and $5,491,632 for 2001 and 2002, respectively. These amounts included $7,979,117 and $5,481,016 for the manufacture of machines leased during the respective periods. Other expenditures represented machinery and equipment costs for expanded plant and office capacity.

         The Company had no material commitments for additional capital expenditures as of December 31, 2002 other than for the manufacture of ITVMs and PCDMs for future sale or lease.

         At December 31, 2002, the Company had estimated tax net operating loss carryforwards of approximately $374,800 which are available to offset future federal taxable income, if any, through 2009. The use of these carryforwards is subject to certain annual limitations due to an ownership change in 1992. The net operating loss carryforward reduced taxable income by $161,559 for a net federal tax benefit of $54,930 in 2002.

CRITICAL ACCOUNTING POLICIES

         Our accounting policies affecting our financial condition and results of operation are more fully described in Note (1) to our financial statements. Certain of the Company's accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported carrying value of assets and liabilities and the reported amounts of revenues and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Revenue Recognition

         The Company derives revenues from delivery of products and services in the form of sales, sales type leases, operating leases, maintenance fees and extended warranties. All products and services are delivered under the terms of a contract and revenues are recognized when title to the product passes to the customer or when products and services are delivered to the customer in accordance with the terms of the contract.

         Goodwill and Other Intangibles

         The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future using a discounted cash flow analysis. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology.

         Property and Equipment - Leased Machines

         Property and equipment - leased machines are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated five-year useful life of the machines after a reduction reflecting the Company's estimate of the machines' residual value of 15%. Although most lottery contracts have varying terms, the typical term with extensions is approximately five years. In the event that the contract term is less than five years, the leased machines are returned to inventory at net book value which becomes the basis for refurbished or certified new equipment which can be resold or leased to another lottery. In the event that the contract extends beyond a five-year term, the machines are fully depreciated to a net book value of zero.

         Allowance for Inventory Obsolescence

         The allowance for inventory obsolescence is established to provide for probable losses inherent in maintaining an inventory of various generations of technologically advanced machines and parts. Due to our very successful rehabilitated and recertified new equipment programs which offer extremely competitive pricing alternatives and in light of the fact that there is a significant base of installed machines that need service parts, it is uncommon that an inventory item reaches a stage of total obsolescence. In the event that it becomes readily apparent that a machine or certain machine components have little or no chance of being sold to any existing or potential customers, an impairment reduction is recorded in the allowance.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this report are forward-looking statements. They include statements regarding our current beliefs, plans, expectations and assumptions about matters such as our expected financial position and operating results, our business strategy and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek," "should" and similar expressions. Our forward-looking statements are subject to numerous risks, uncertainties and assumptions, many of which are beyond our control. These risks, uncertainties and assumptions include the risk factors discussed below. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs, plans, expectations and assumptions will not change. Our forward-looking statements may be incorrect, and actual results could be very different from and worse than our expectations as expressed in those statements.

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

         OUR GROWTH WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF ITVMS AND PCDMS.

         Our ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITVMs and PCDMs, the distribution of ITVMs and PCDMs in additional states and international jurisdictions, the approval of lotteries in remaining states and international jurisdictions and increased future orders of ITVMs and PCDMs. As of December 31, 2002, 27 states and the District of Columbia used ITVMs as part of their instant ticket distribution system. We had leased or sold ITVMS in all of those states, the District of Columbia and in 14 international jurisdictions. We have marketed PCDMs since 1995 and, as of December 31, 2002, we had sold or leased 935 PCDMs. However, the popularity of instant lottery games, the use of prepaid telephone calling cards and the related demand for our products may not continue. Although the total dollar amount of instant ticket sales continues to increase, the rate of increase has declined.

         SIGNIFICANT PORTIONS OF OUR ANNUAL REVENUE FREQUENTLY ARE DERIVED FROM A LIMITED NUMBER OF CONTRACTS, WHICH VARY IN SIZE AND BY CUSTOMER FROM YEAR TO YEAR.

         We have traditionally derived a significant portion of our annual revenues from a limited number of state lottery authorities or their representatives for the lease, sale or service of ITVMs. In particular, during 2002, contracts with the Illinois, New York and California lotteries accounted for 21%, 18% and 17% of our total revenues, respectively. This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders. Further, none of our large customers has any obligation to lease or purchase additional machines from us. A loss of any of these large contracts could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR PROPRIETARY RIGHTS OR AVOIDING CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

         We principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. Our success depends largely on our burster technology that is protected by a patent that expires on December 31, 2007. Additionally, we have twenty-two other patents and thirty pending patent applications with the United States Patent and Trademark Office and foreign patent offices. We also have an exclusive license agreement with Algonquin Industries, Inc. for use of their patented pull-tab instant ticket dispensing mechanism in our PTVM and PCDM. We cannot be certain that we and Algonquin have taken adequate steps to prevent misappropriation of the technology that we use or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, we could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, which could have a material adverse effect on our business, financial condition and results of operations.

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

         A SINGLE STOCKHOLDER CONTROLS A MAJORITY OF OUR STOCK AND CAN EXERT SIGNIFICANT INFLUENCE OVER OUR CORPORATE MATTERS.

         As of March 15, 2003, L. Roger Wells, Jr. beneficially owned 54.8% of the Company's outstanding common stock. As a result, Mr. Wells can control the election of directors and the outcome of certain corporate actions requiring stockholder approval.

         OUR ITVM LEASE CONTRACTS MAY RESULT IN LOSSES.

         Our standard lease agreements provide for fixed lease payments during the term of the agreement and some permit the lottery to order additional ITVMs at any time during the lease term. If one of these lotteries were to order a large number of ITVMs near the end of the lease term, we would incur significant manufacturing costs but might receive lease payments for only a relatively short period of time through the remainder of the lease term. Additionally, we are unable to pass along to the lottery any increases in manufacturing and service costs during the term of a lease agreement. Our standard lease agreements provide for a short initial term, such as one year, with an option for the lottery to extend the lease term for additional one-year periods. If the lottery does not extend the initial lease term, we might incur a loss on the manufacture of the ITVMs if we are unable to re-lease or sell the machines.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company entered into an interest rate swap agreement with a total notional principal amount of $5 million at July 3, 2001 which expires on May 31, 2004 and an interest rate swap agreement with a total notional principal amount of $10 million at November 7, 2002 which also expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($453,484) at December 31, 2002. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Interlott Technologies, Inc.:


We have audited the accompanying balance sheets of Interlott Technologies, Inc. as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlott Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

As discussed in Note (1) to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ Grant Thornton LLP

Cincinnati, Ohio
February 17, 2003, except for Note 18 as to which the date is March 17, 2003.

                          INTERLOTT TECHNOLOGIES, INC.

                                  Balance Sheet

                           December 31, 2002 and 2001

                                                                     2002              2001
                                                                  ------------      ----------
ASSETS
Current assets:
    Cash                                                          $    419,492         537,332
    Accounts receivable, less allowance for doubtful accounts
      of $53,332 in 2002 and $203,101 in 2001                        6,646,988       7,125,250
    Investment in sales type leases, current portion                 2,588,005       2,299,706
    Inventories                                                      8,440,471      10,628,290
    Prepaid & refundable taxes                                         562,598         404,220
    Note receivable from stockholder                                      --              --
    Deferred tax asset                                                 508,600         182,350
    Prepaid expenses                                                   639,307         274,033
----------------------------------------------------------------------------------------------
             Total current assets                                   19,805,461      21,451,181
----------------------------------------------------------------------------------------------
Property and equipment:
    Leased machines                                                 35,113,524      33,759,213
    Machinery and equipment                                            784,219         777,687
    Building and leasehold improvements                                688,234         689,409
    Furniture and fixtures                                             182,717         179,182
----------------------------------------------------------------------------------------------
                                                                    36,768,694      35,405,491
    Less accumulated depreciation and amortization                 (22,963,442)    (16,784,029)
----------------------------------------------------------------------------------------------
             Net property and equipment                             13,805,252      18,621,462
----------------------------------------------------------------------------------------------
Other assets                                                           238,176         578,386
Goodwill net of accumulated amortization of $166,581 in 2001         4,572,655       4,572,655
Value of leases acquired net of accumulated amortization
    of $1,355,650 in 2002 and $499,450 in 2001                       2,925,355       3,781,555
Investment in sales type leases, less current portion               10,154,855       5,618,510
Product development rights, net of accumulated amortization  of
    $880,000 in 2002 and $806,661 in 2001                              220,000         293,339
----------------------------------------------------------------------------------------------
                                                                  $ 51,721,754      54,917,088
----------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                           December 31, 2002 and 2001

                                                                                      2002            2001
                                                                                --------------- ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to financial institutions                                        $ 21,310,417      24,255,659
    Notes payable - related parties                                                      24,124         487,327
    Accounts payable                                                                  2,663,405       2,249,874
    Accounts payable - related parties                                                  380,855         317,505
    Accrued expenses                                                                  1,680,134       1,463,175
---------------------------------------------------------------------------------------------------------------
             Total current liabilities                                               26,058,935      28,773,540
---------------------------------------------------------------------------------------------------------------
Subordinated term note                                                                     --         5,000,000
Deferred tax liability                                                                2,009,600         568,950
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       28,068,535      34,342,490
---------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
---------------------------------------------------------------------------------------------------------------
Interest rate swap agreements                                                           453,484         580,174
---------------------------------------------------------------------------------------------------------------
Notes payable - related parties                                                            --            24,124
---------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 6,455,826 shares issued and outstanding in 2002
       and 6,441,498 shares issued and outstanding in 2001                               64,558          32,140
    Additional paid-in capital                                                       10,568,907      10,482,853
    Treasury stock                                                                      (63,298)           --
    Accumulated comprehensive income (loss)                                            (299,299)       (382,915)
    Retained earnings                                                                12,928,867       9,838,222
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              23,199,735      19,970,300
                                                                                --------------- ---------------
                                                                                   $ 51,721,754      54,917,088
---------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                               Statement of Income

                  Years Ended December 31, 2002, 2001 and 2000


                                                      2002            2001            2000
                                                   ------------    ------------    ------------
Revenues:
    Machine sales                                  $ 27,208,746      19,358,561      21,958,631
    Machine leases                                   18,697,676      18,336,526      17,966,445
    Other                                             6,096,614       5,020,599       2,664,014
                                                   ------------    ------------    ------------
                                                     52,003,036      42,715,686      42,589,090
Cost of revenues:
    Machine sales and other                          17,914,274      14,251,360      15,850,677
    Machine leases                                   18,408,672      16,642,822      13,252,049
                                                   ------------    ------------    ------------
                                                     36,322,946      30,894,182      29,102,726
                                                   ------------    ------------    ------------
             Gross margin                            15,680,090      11,821,504      13,486,364
Operating expenses:
    Selling, general and administrative expenses      6,784,042       5,915,233       5,421,062
    Research and development costs                      529,585         347,596         640,150
    Amortization of goodwill and leases                 856,200         666,031            --
                                                   ------------    ------------    ------------
                                                      8,169,827       6,928,860       6,061,212
                                                   ------------    ------------    ------------
             Operating income                         7,510,263       4,892,644       7,425,152
Other income (expense)
    Interest expense                                 (2,138,409)     (2,049,605)     (1,580,969)
    Other                                              (335,875)         41,296         (57,385)
                                                   ------------    ------------    ------------
                                                     (2,474,284)     (2,008,309)     (1,638,354)
Income before income taxes                            5,035,979       2,884,335       5,786,798
Income tax provision                                  1,945,334         935,029       2,176,599
                                                   ------------    ------------    ------------
             Net income                            $  3,090,645       1,949,306       3,610,199
                                                   ============    ============    ============
Basic net income per share                         $       0.48            0.30            0.56
                                                   ============    ============    ============
Diluted net income per share                       $       0.46            0.30            0.56
                                                   ============    ============    ============

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                        Statement of Stockholders' Equity

                  Years ended December 31, 2000, 2001 and 2002

                                                                        ComCommonsive              Additional
                                                                --------------------------------    Paid-in          Retained
                                                                   Income           Stock           Capital          Earnings
                                                                -------------   --------------  ----------------  ----------------
Balances at December 31, 1999                                              -         $ 32,100      $ 10,376,017      $  4,278,717
Shares issued for exercise of options                                      -               35            51,062                 -
Shares issued in connection with Employee Stock Purchase Plan              -               14               (14)                -
Stock Split                                                                            32,149           (32,149)

Net income                                                                 -                -                 -         3,610,199
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                              -           64,298        10,394,916         7,888,916
Cumulative effect of transition adjustment                                 -                -                 -                 -
Shares issued for exercise of options                                      -               10             4,490                 -
Shares issued in connection with Employee Stock Purchase Plan              -              106            51,173                 -
Comprehensive income (loss):
      Net income                                                   1,949,306                -                 -         1,949,306
      Other comprehensive loss related to swap agreements
        (net of tax of $162,260)                                    (314,975)               -                 -                 -
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                                              -           64,414        10,450,579         9,838,222
Cumulative effect of transition adjustment                                 -                -                 -                 -
Shares issued for exercise of options                                      -              108            58,179                 -
Shares issued in connection with Employee Stock Purchase Plan              -              141            60,149                 -
Shares redeemed in connection with Stock Buyback Program                                 (105)                -
Comprehensive income (loss):
      Net income                                                   3,090,645                -                 -         3,090,645
      Other comprehensive gain related to swap agreements             83,616
        (net of tax of $43,074)                                                             -                 -                 -
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                        $4,808,592
Balances at December 31, 2002                                              -         $ 64,558      $ 10,568,907      $ 12,928,867
                                                                                                    ===========      ============

                                                                   Accumulated
                                                                   Comprehensive        Treasury
                                                                   Income (Loss)          shares              Total
                                                                  ----------------    ---------------    -----------------
Balances at December 31, 1999                                                   -                            $ 14,686,834
Shares issued for exercise of options                                           -                                  51,097
Shares issued in connection with Employee Stock Purchase Plan                   -                                       -
Stock Split                                                                     -
                                                                       -----------
Net income                                                                      -                               3,610,199
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                                   -                              18,348,130
Cumulative effect of transition adjustment                                (67,940)                                (67,940)
Shares issued for exercise of options                                           -                                   4,500
Shares issued in connection with Employee Stock Purchase Plan                   -                                  51,279
Comprehensive income (loss):
      Net income                                                                -                               1,949,306
      Other comprehensive loss related to swap agreements
        (net of tax of $162,260)                                         (314,975)                               (314,975)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                                            (382,915)                             19,970,300
Cumulative effect of transition adjustment                                      -                                       -
Shares issued for exercise of options                                           -                                  58,287
Shares issued in connection with Employee Stock Purchase Plan                   -                                  60,290
Shares redeemed in connection with Stock Buyback Program                                     (63,298)             (63,403)
Comprehensive income (loss):                                                                                            -
      Net income                                                                -                               3,090,645
      Other comprehensive gain related to swap agreements                  83,616                                  83,616
        (net of tax of $43,074)                                                 -                                       -
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income
Balances at December 31, 2002                                          $ (299,299)         $ (63,298)        $ 23,199,735
                                                                       ===========         ==========        ============



See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                             Statement of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                                                                           2002            2001            2000
                                                                                      ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                                        $  3,090,645       1,949,306       3,610,199
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Net book value of equipment disposals                                                 --              --            86,499
        Depreciation and amortization                                                    7,247,227       7,315,089       6,622,439
        Principal portion of sales type leases received                                  2,557,262       1,551,262       1,441,971
        Increase (decrease) in deferred income tax liability                             1,397,576        (229,991)        194,400
        Gain on sale of equipment under sales type lease                                (3,436,490)       (916,039)       (301,019)
        Decrease (increase) in accounts receivable                                         478,262      (1,785,465)       (710,448)
        Decrease in inventories - net of leased equipment returned                       2,232,557       1,118,671         651,645
        (Increase) decrease in prepaid expenses and other asset                            (25,064)        312,870            (565)
        (Increase) decrease in deferred tax asset                                         (326,250)         48,750            --
        Increase in accounts payable                                                       413,531         206,138         261,853
        Increase in accounts payable - related parties                                      63,350         137,214             822
        Increase (decrease) in accrued expenses                                            216,959        (460,624)        565,546
        (Decrease) in income taxes payable                                                (158,378)       (404,220)       (867,681)
----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                 13,751,187       8,842,961      11,555,661
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Cost of leased machines                                                             (5,481,016)     (7,979,117)     (9,580,471)
    Acquisition of business                                                                   --       (13,486,146)           --
    Purchases of property and equipment                                                    (10,616)       (198,289)       (717,027)
----------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                     (5,491,632)    (21,663,552)    (10,297,498)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    (Increase) in notes receivable from shareholder                                           --              --          (280,000)
    (Decrease) increase in notes payable                                                (2,945,242)     14,158,048        (907,417)
    Repayment of subordinated term note                                                 (5,000,000)           --              --
    Proceeds from exercise of stock options                                                 58,287           4,500          51,096
    Proceeds from Employee Stock Purchase Plan                                              60,290          51,279            --
    Payments for Treasury Stock repurchased                                                (63,403)           --              --
    Repayment of long-term debt                                                            (27,227)       (902,549)       (207,698)
    Payments of notes payable - related parties                                           (460,100)           --              --
----------------------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities                       (8,377,395)     13,311,278      (1,344,019)
----------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash                                                               (117,840)        490,687         (85,856)
Cash at beginning of year                                                                  537,332          46,645         132,501
----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                   $    419,492         537,332          46,645
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Net book value of leased equipment returned from the field                        $     44,738       2,404,876       1,357,572
    Interest paid                                                                     $  2,264,269       2,021,966       1,578,357
    Notes payable to stockholders issued in exchange for redeemable preferred stock   $       --              --         1,335,000
    Income taxes paid                                                                 $  1,290,347         646,336       1,847,415
    Interest swap liability                                                           $     83,616         580,174            --

Business combination accounted for as a purchase
  Accounts receivable                                                                 $       --         1,043,852            --
  Inventory                                                                           $       --         3,422,053            --
  Lease acquisition costs                                                             $       --         4,281,005            --
  Goodwill                                                                            $       --         4,739,236            --
                                                                                      ------------    ------------    ------------
                                                                                      $       --        13,486,146            --

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

       (B)    REVENUE RECOGNITION

              The Company derives revenues from delivery of products and services in the form of sales, sales type leases, operating leases, maintenance fees and extended warranties. All products and services are delivered under the terms of a contract and revenues are recognized when title to the product passes to the customer or when products and services are delivered to the customer in accordance with the terms of the contract.

       (C)    OPERATING AND SALES TYPE LEASES

              Depending on the specific terms contained in the lease agreement, the lease is either classified as an operating lease or capitalized as a sales type lease, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, as amended.

              The net investment in operating leases consists of leased machines, which are carried at cost, less the amount depreciated to date. Operating lease revenue consists of the contractual lease payments and is recognized ratably over the lease term. Expenses are principally depreciation of the leased machines (see Note 1e).

              The net investment in sales type leases consists of the present value of the future minimum lease payments. Sales type lease revenues consists of the profits earned on the sale of the leased machines and interest earned on the present value of the lease payments. Interest revenue is recognized as a constant percentage return on the net investment.

              Any future losses related to lease cancellations would be recorded in the period the losses become known and estimable.

       (D)    INVENTORIES

              Inventories consist of parts and supplies, and vending machines assembled or in the process of assembly. Inventories are stated at the lower of cost or market, with cost determined using standard costing, which approximates the first-in, first-out method.

       (E)    PROPERTY AND EQUIPMENT

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

       (F)    PRODUCT DEVELOPMENT RIGHTS

              Product development rights represent the exclusive rights to certain patents and other related manufacturing technologies to manufacture and assemble the Company's instant ticket vending machines (ITVMs). The asset is amortized on the straight-line method over fifteen years, which represents the lower of the remaining life of the patents or the estimated remaining life of the technology currently in use.

       (G)    INCOME TAXES

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

       (H)    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

              SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts as of December 31, 2002 and 2001 of cash, accounts receivable, accounts payable, accounts payable - related parties, accrued expenses and income taxes payable approximate fair value due to the short maturity of these investments. The carrying amount of notes payable approximate fair value, as such borrowings bear interest at the Company's current rates for such types of instruments.

       (I)    STOCK INCENTIVE PLANS

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

       (M)    ACCOUNTS PAYABLE

               Accounts payable included $752,043 and $518,642, respectively, of outstanding checks at December 31, 2002 and 2001.

       (N)    INTANGIBLE ASSETS

              Amortization of goodwill was calculated on the straight line method based on a 20 year life.

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

              SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of. At this time, the Company believes that no impairment exists. Because the Company is a single reporting unit, market capitalization is considered an indicator of potential impairment.

              The Company adopted SFAS No. 142 on January 1, 2002, as required. There was no amortization of goodwill in 2000 or 2002. Had amortization of goodwill not been taken during 2001, the Company's net income and earnings per share would have been increased to the pro forma amount presented below:

                                                            2001

       Net income                      As reported       $1,949,306
                                        Pro forma         2,059,249
       Basic earnings per share        As reported              .30
                                        Pro forma               .32
       Diluted earnings per share      As reported              .30
                                        Pro forma               .31




       (O)    RECLASSIFICATION

              Common stock and additional paid-in capital have been adjusted to report the stock split made in 2000.

(2)    INVESTMENT IN SALES TYPE LEASES

       The Company leases ITVMs to several state lotteries under sales type leases. The components of the net investment in sales type leases at December 31, 2002 and 2001 were as follows:

                                                           2002          2001
Minimum lease payments receivable                       $15,649,566   $ 9,082,572
Less unearned revenue on lease payments receivable        2,906,706     1,164,356
                                                        -----------   -----------
                                                         12,742,860     7,918,216
Less current portion                                      2,588,005     2,299,706
                                                        -----------   -----------
Investment in sales type leases, less current portion   $10,154,855   $ 5,618,510
                                                        ===========   ===========

       Future minimum lease payments to be received by the Company under these sales type leases are as follows:

       Years ending December 31,
       -------------------------
       2003                                      $ 4,210,275
       2004                                        3,663,375
       2005                                        3,019,494
       2006                                        2,769,256
       2007                                        1,974,242
       2008                                           12,924
                                               ---------------
                                                 $15,649,566

(3)    INVENTORIES

       Inventories at December 31, 2002 and 2001 consisted of the following:

                                        2002          2001

       Finished goods               $ 1,721,996   $ 2,255,882
       Work in process                  396,719       531,355
       Raw materials and supplies     6,321,756     7,841,053
                                    -----------   -----------
                                    $ 8,440,471   $10,628,290
                                    ===========   ===========

(4)    LEASED MACHINES

       At December 31, 2002 and 2001, the Company leased ITVMs to various state lotteries under operating leases. The leases generally provide for the lotteries to make monthly or quarterly payments for rentals of the ITVMs over various lease terms. The components of the net investment in operating leases, which include estimated residual values, at December 31, 2002 and 2001 were as follows:

                                          2002          2001

       Leased machines                 $35,113,524   $33,759,213
       Less accumulated depreciation    21,836,911    15,876,044
                                       -----------   -----------
                                       $13,276,613   $17,883,169
                                       ===========   ===========

       Future minimum lease payments to be received by the Company under operating leases are as follows:

       Years ending December 31,
       -------------------------
               2003                     $11,500,139
               2004                       4,957,683
               2005                         484,035
               2006                         394,200
               2007                         197,100
                                        -----------
                                        $17,533,157
                                        ===========

(5)     NOTES PAYABLE TO FINANCIAL INSTITUTIONS

       In January 2001, the Company entered into a $25 million three year revolving credit facility with a bank. Initial proceeds from the note were used to retire the Company's prior revolving credit facility. In conjunction with the establishment of the facility, the Company opened a lockbox and controlled disbursement account under which all lockbox receipts are recorded as payments against the facility and presented checks are recorded as draws on the facility. Borrowings under the credit facility are collateralized by all assets of the Company and an assignment of proceeds from lease agreements. The terms of the credit facility require the Company to maintain a cash balance at all times equal to .875% of the total amount of the facility. Additionally, the Company must comply with certain loan covenants which include, among other things, a minimum ratio of funded debt to EBITDA and a minimum tangible net worth requirement. At December 31, 2002, the Company was in full compliance with the requirements of the covenants.

       In June 2001, in connection with the acquisition of the lottery assets of On-Point Technology Systems, Inc., the Company increased the credit facility from $25 million to $30 million, and completed a mezzanine financing of junior debt in the form of a term note due June 30, 2003 in the principal amount of $5 million with the same bank. The rate of interest on the credit facility is based on the prime rate or LIBOR rate adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2.0% (3.4% at December 31, 2002). The $5 million term note was paid off on August 13, 2002.

       At December 31, 2002, the Company had borrowings of $21,310,417 outstanding with additional borrowings of $8,689,583 available under the revolving credit facility. The credit facility expires on May 31, 2004.

(6)    NOTES PAYABLE - RELATED PARTIES

       The Company had the following notes payable to related parties at December 31, 2002 and 2001:

                                                                                     2002       2001
       Notes payable to former preferred stockholders, in the principal amount of $1,335,000 due in annual installments limited in the aggregate with the stockholder note identified in the immediately following paragraph to twenty-five percent (25%) of the net profits, if any, of the Company from its business operations as reported in the Company's annual financial statements. The notes were issued in exchange for shares of redeemable preferred stock. Payments began April 2, 2001. The notes do not provide
       for any interest and are unsecured                                          $ 22,776   $482,876

       Note payable to a stockholder, in the original amount of $79,000, due and limited in the aggregate with the preferred stockholder notes identified in the preceding paragraph to twenty-five percent (25%) of the net profits of the Company, if any, from its business operations as reported in the Company's annual financial statements. Payments began April 2,
       2001. The note does not provide for any
       interest and is unsecured                                                      1,348     28,575
                                                                                   --------   --------
                                                                                     24,124    511,451
       Less current portion                                                          24,124    487,327
                                                                                   --------   --------
                                                                                   $   --     $ 24,124
                                                                                   ========   ========


 (7)   ADDITIONAL FINANCIAL INSTRUMENT

       The Company entered into an interest rate swap agreement with a total notional principal amount of $5 million at July 3, 2001 which expires on May 31, 2004 and an interest rate swap agreement with a total notional principal amount of $10 million at November 7, 2002 which also expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($453,484) at December 31, 2002. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. The estimated amount of deferred loss on the hedge to be reclassified to earnings in 2003 is $320,000.

(8)    INCOME TAXES

       Income tax expense is summarized as follows:

                                 YEAR ENDED DECEMBER 31,
                           ------------------------------------
                               2002         2001         2000
       Current:
         Federal           $  651,622   $  851,391   $1,629,300
         State and local      234,264      264,899      352,899
       Deferred:
         Federal            1,059,448      181,261      194,400
                           ----------   ----------   ----------
                           $1,945,334   $  935,029   $2,176,599
                           ==========   ==========   ==========

       A reconciliation of income tax expense in relation to the amounts computed by application of the U.S. federal income tax rate of 34% to pretax income follows:

                                                              2002          2001           2000
       Federal income tax expense at
        the statutory rate                                $ 1,712,233   $   980,674    $ 1,967,500
       Officers life insurance                                  8,000         8,000          8,000
       Amortization of product development rights                --        (199,654)        25,000
          State and local taxes, net of federal benefit       145,244       174,833        232,900
       Other                                                   79,857       (28,824)       (56,801)
                                                          -----------   -----------    -----------
                                                          $ 1,945,334   $   935,029    $ 2,176,599
                                                          ===========   ===========    ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                             2002           2001
       Deferred tax assets:
         Bad debt allowance                             $    18,100    $    69,000
         Investment in sales type leases                    333,000        601,800
         Net operating loss carryforwards                   127,400        182,300
         Inventory valuation reserve                        286,100        156,000
         Change in accounting for patent amortization          --          184,100
         Interest rate swap agreement                       154,200        197,300
         Accrued expenses                                    82,900         75,400
                                                        -----------    -----------
            Total gross deferred tax assets             $ 1,001,700    $ 1,465,900
                                                        ===========    ===========
       Deferred tax liabilities:
         Property and equipment, principally due to
           differences in depreciation                  $ 2,405,000    $ 1,754,800
        Involuntary conversion of assets                     97,700         97,700
                                                        -----------    -----------
            Total gross deferred tax liabilities          2,502,700      1,852,500
                                                        -----------    -----------
            Net deferred tax liabilities                $(1,501,000)   $  (386,600)
                                                        ===========    ===========

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

       At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $374,800 which are available to offset future federal taxable income, if any, through 2009. However, due to an ownership change on September 25, 1992, utilization of these carryforwards is subject to certain annual limitations.

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

       A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and the changes therein for the years then ended is presented below:

                                                  2002                          2001                         2000
                                       ---------------------------   ---------------------------  ----------------------------
                                                       WEIGHTED                     WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE                       AVERAGE
                                                       EXERCISE                     EXERCISE                      EXERCISE
                                         SHARES         PRICE         SHARES          PRICE         SHARES          PRICE
                                       -----------   -------------   ----------   --------------  ------------  --------------
Outstanding at beginning of year         791,300             $4.37     502,800            $3.92     513,100            $3.91
Granted                                  267,000              5.40     290,850             5.25       -                -
Exercised                                 11,750              3.06       1,000             3.25       7,000             5.02
Forfeited                                  2,150              3.83       1,350             3.53       3,300             3.22
                                       -----------   -------------   ----------   --------------  ------------  --------------
Outstanding at end of year             1,044,400              4.68     791,300             4.37     502,800             3.92
Options exercisable at year-end          629,525              4.30     476,525             4.24     434,850             4.27
                                       -----------   -------------   ----------   --------------  ------------  --------------
Weighted-average fair value of
     options granted during the
     year                                                    $2.86                        $4.31                       N/A

       Had compensation cost for options been determined consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                               2002             2001              2000
       Net income                            As reported     $3,090,645       $1,949,306        $3,610,199
                                             Pro forma        2,741,573        1,691,799         3,593,958
       Basic earnings per share              As reported           .48               .30               .56
                                             Pro forma             .42               .26               .56
       Diluted earnings per share            As reported           .46               .30               .56
                                             Pro forma             .41               .26               .55

       The fair value of options granted during 2002 and 2001 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends paid, as it has been the Company's policy not to declare or pay dividends and the Company does not anticipate paying dividends in the foreseeable future; expected volatility of 36% and 76%, respectively, based on the calculated volatility of the Company's stock; risk-free rates of return of 3.46% and 4.81%, respectively; and expected lives of 10 years. No options were granted in 2000.

       Information about stock options outstanding at December 31, 2002 is as follows:

                                      Options Outstanding                     Options Exercisable
                         -----------------------------------------------  -----------------------------
                                           Weighted-
                                            Average        Weighted-                       Weighted-
                                           Remaining        Average                         Average
      Range of              Number        Contractual       Exercise         Number         Exercise
  Exercise Prices         Outstanding        Life            Price         Exercisable       Price
---------------------    --------------  --------------  ---------------  --------------  -------------
$2.41 - 4.32                   406,450            4.40            $3.60         378,575          $3.68
$5.07 - 5.75                   637,950            7.68             5.36         250,950           5.37
                         --------------  --------------  ---------------  --------------  -------------
                            1,044,400             6.41            $4.68         629,525          $4.35
                         ==============  ==============  ===============  ==============  =============


(10)   EARNINGS PER SHARE

                                                                         Net                                     Per
                                                                       Earnings            Shares               Share
2000                                                                 (Numerator)        (Denominator)          Amount
                                                                    ---------------   ------------------   ---------------
       Basic earnings per share:
          Net earnings available to common stockholders          $       3,610,199         6,422,914               $0.56
       Diluted earnings per share:
          Effect of dilutive stock options                                                    71,592
          Earnings available to common stockholders
             and assumed conversions                                     3,610,199         6,494,506                0.56

2001
       Basic earnings per share:
          Net earnings available to common stockholders                  1,949,306         6,436,801                0.30
       Diluted earnings per share:
          Effect of dilutive stock options                                                   119,484
          Earnings available to common stockholders
             and assumed conversions                                     1,949,306         6,556,285                0.30
2002
       Basic earnings per share:
          Net earnings available to common stockholders                  3,090,645         6,455,930                0.48
       Diluted earnings per share:
          Effect of dilutive stock options                                                   232,959
          Earnings available to common stockholders
             and assumed conversions                             $       3,090,645         6,688,889               $0.46

       Options to purchase 0, 394,800 and 243,950 shares of common stock were outstanding in 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

(11)   NONCASH INVESTING ACTIVITIES

       Leased machines with net book values of $44,738 in 2002 and $2,404,876 in 2001 were returned to the Company's inventories upon lease expirations. The Company refurbished many of these returned machines and also used parts from others in the manufacturing of certified new machines, a large portion of which were sold or deployed in 2002 under new leases.

(12)   RELATED PARTY TRANSACTIONS

       Accounts payable - related parties of $380,855 and $317,505 at December 31, 2002 and 2001, respectively, represent management fees and expenses payable to a company owned 100% by the majority stockholder as well as parts expenses payable to an entity which is owned by a director.

       Amounts expensed related to the company owned by the majority stockholder were $36,000 for each of the years ended December 31, 2002, 2001 and 2000, respectively.

       The entity owned by a director supplies the Company with certain parts for its dispensing mechanisms. In addition, on January 13, 1994, the Company entered into a manufacturing and license agreement with this entity pursuant to which the Company purchased an exclusive license to make, use and sell pull-tab lottery ticket dispensing mechanisms produced by this entity. The Company had purchases from this entity which were charged to cost of revenues of approximately $5,120,953, $5,240,275 and $6,205,187 for the years ended December 31, 2002, 2001 and 2000, respectively.

       Interest expense arising from notes payable-related parties amounted to $0, $0 and $4,510 for the years ended December 31, 2002, 2001 and 2000, respectively.

(13)   CUSTOMER AND SUPPLIER CONCENTRATIONS

       A significant portion of the Company's revenues are derived from a limited number of state lottery authorities or their representatives. In each of the years ended December 31, 2002, 2001 and 2000, a single customer generated 16%, 17% and 19%, respectively, of the machine lease revenues. In addition, single state contracts generated 32%, 59% and 76% of the machine sales revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Future revenue from machine sales and leases is dependent upon winning awards in a competitive bidding process.

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

(14)   LEASE COMMITMENTS

       Future minimum lease payments to be paid by the Company under operating leases are as follows:

       December 31,

         2003                                           $382,682
         2004                                            341,749
         2005                                             75,558
                                                        --------
                                                        $799,989
                                                        ========

(15)   COMMITMENTS AND CONTINGENT LIABILITIES

       As of December 31, 2002, the Company had outstanding approximately $3,734,000 in purchase commitments for raw materials which are used in the manufacturing of ITVMs. Management intends to utilize these commitments as machines are produced.

(16)   EMPLOYEE BENEFIT PLANS

       In 1999, the Company established a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. Under this plan, the Company's expenses in 2002 and 2001 were $68,319 and $51,109, respectively, which represented one half of the employees' contributions not exceeding 4% of gross pay.

       The Company has an Employee Stock Purchase Plan under section 423 of the Internal Revenue Code. The Plan provides substantially all employees of the Company with an opportunity to purchase, through payroll deductions, shares of the Company's common stock. The purchase price per share is the lower of 85% of the closing market price of the common stock on the first day of the calendar quarter or 85% of the closing market price of the common stock on the last day of the calendar quarter. 50,000 shares of common stock of the Company are reserved for issuance under this plan.

(17)   ACQUISITION

       On June 1, 2001, the Company completed the acquisition of the lottery assets of On-Point Technology Systems, Inc. of San Marcos, California. Through the purchase, the Company acquired all of the lottery assets of On-Point, including patents, technology, accounts receivable, inventory, service contracts, and lease contracts for the New York, Illinois, Virginia and Missouri state lotteries.

       The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. In addition, at the closing the Company and On-Point entered into a separate agreement to market a patented design for an on-line activated instant lottery ticket.

       The acquisition was accounted for as a purchase. The total costs of the acquisition were allocated to tangible and intangible assets acquired based upon their respective fair values. The allocation of the purchase price and goodwill are summarized as follows:

       Accounts Receivable                                  $ 1,043,852
       Inventory                                              3,422,053
       Lease acquisition costs                                4,281,005
       Goodwill                                               4,739,236
                                                            -----------
                                                            $13,486,146
                                                            ===========

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


(18)   SUBSEQUENT EVENTS

       On March 17, 2003, the Company entered into an agreement to be acquired by GTECH Holdings Corporation (NYSE: GTK). The agreement calls for each share of the Company's common stock to be changed into the right to receive $9.00 in cash, GTECH common stock or a combination of the two, with 51.5% of the aggregate merger consideration to be paid in GTECH common stock and the balance in cash. Including estimated assumed debt of approximately $21 million, the transaction would have a total value of approximately $85 million. The transaction, which is subject to the approval of the Company's shareholders, regulatory approvals and certain other closing conditions, is expected to be completed by late July 2003. Approval of GTECH shareholders is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company (at March 20, 2003) are as follows:

Name                       Age              Title
----                       ---              -----
L. Rogers Wells            65               Chairman of the Board and Director

Gary S. Bell               52               Director

Kazmier J. Kasper          56               Director

H. Jean McEntire           57               Director

David F. Nichols           41               President, Chief Executive Officer and Director

Edmund F. Turek            76               Director

John J. Wingfield          56               Director

Thomas W. Stokes           39               Chief Operating Officer

Dennis W. Blazer           55               Chief Financial Officer

         Mr. Wells is Chairman of the Board and served as Chief Executive Officer of the Company until 1999. He has been the principal stockholder of the Company since 1992. Mr. Wells served as a director of the Company from 1992, and as Chairman of the Board and Chief Executive Officer of the Company from 1993, until his resignation from these positions in October 1994. He was re-elected to these positions in February 1995. In addition, Mr. Wells owns American Materials, Incorporated, which assembles and distributes automobile and truck components and serves as a regional warehousing and distribution center for various businesses. Mr. Wells also owns International Investments, Inc., which invests in and provides financing to various businesses. From 1987 through 1991, Mr. Wells served as Secretary of Finance and Administration for the Commonwealth of Kentucky and from 1989 through 1991 served as Secretary to the Governor's Executive Cabinet. During his tenure as Secretary of Finance and Administration, Mr. Wells served as Chairman of various finance and development authorities, including the Kentucky Rural Economic Development Authority, the Kentucky Infrastructure Authority and the Kentucky Housing Corporation.

         Mr. Bell has been Secretary and Treasurer of the Company since 1993. He is President of International Investments, Inc., an investment company owned by Mr. L. Rogers Wells, Jr., and previously served as Chief Financial Officer of that company from 1995 until 1997 and during 1993 and 1994. He has been an independent business and financial consultant since 1994 and holds various business interests in a number of small, closely-held partnerships and corporations. Mr. Bell was a commercial loan officer for Peoples Bank & Trust Company, Greensburg, Kentucky from 1997 to 1999. From 1982 until 1993, he served in various positions with The New Farmers National Bank of Glasgow and its holding company, Commonwealth Bancorp, including Executive Vice President and Chief Credit Officer of The New Farmers National Bank of Glasgow from 1986 until 1993. Mr. Bell also served as Chief Credit Officer of Bowling Green Bank & Trust Company, N.A., another subsidiary of Commonwealth Bancorp, from 1991 until 1993. Mr. Bell has been a director of the Company since 1993.

         Mr. Kasper has been President and owner of Algonquin Industries, Inc. and Hi-Tech Metals, Inc. in Bellingham, Massachusetts since 1974. These two companies manufacture machine parts for the computer, optic, robotic, gaming, environmental, biomedical and electromechanical industries. Mr. Kasper has been a director of the Company since 1993.

         Ms. McEntire has been a director of the Company since 1993. She was a consultant to the Company for special projects related to marketing from 1997 to 1998 and was the Company's Vice President - Marketing from 1993 to 1997 and its Director of Retailer Relations from 1992 until 1993. In these capacities, she was primarily responsible for marketing to the lotteries and vendor support services for the Company. Ms. McEntire served from 1983 to 1987 as Regional Manager and then as Regional Coordinator of the Ohio Lottery Commission. From 1987 to 1989 she was Account Manager for British American Banknote, a Canadian manufacturer of instant lottery tickets. In 1989, she served as a consultant for the Ohio Department of Rehabilitation and Corrections, Bureau of Community Services. Ms. McEntire returned to the Ohio Lottery in 1990 as Deputy Director of Sales. From 1998 until August 2002 she served as Project Coordinator for the Coalition of Neighborhoods, a charitable agency that services and coordinates neighborhood activities. Since August 2002, Mrs. McEntire has been the Regional Director of the Ohio Civil Rights Commission.

         Mr. Nichols has been President of the Company since 1997 and Chief Executive Officer since 1999. Mr. Nichols served as Senior Vice President of Sales and Marketing of the Company from 1994 to 1997 and as Vice President -- Operations of the Company from 1993 until 1994. From 1991 to 1992, he was Executive Director of the Board of Tax Appeals of the Commonwealth of Kentucky. From 1990 to 1991, Mr. Nichols was Principal Assistant to the Secretary of Finance and Administration for the Commonwealth of Kentucky, and from 1989 to 1990 he was Principal Assistant to the Kentucky Office for Social Security. During 1988, Mr. Nichols was Deputy Director of the Kentucky Democratic Party. Mr. Nichols has been a director of the Company since 1997.

         Mr. Turek was Vice Chairman of the Board of Directors of the Company from 1997 until 1999 and has been a director of the Company since 1990. Mr. Turek served as Chairman of the Board, President and Chief Executive Officer of the Company from 1990 to 1992 and continued to serve as President of the Company until 1997, when he was appointed Vice Chairman. Mr. Turek began to develop the Company's instant ticket vending machine in 1987 and has guided product development through several models for instant ticket, telephone and smart card dispensing. Mr. Turek was Vice President of Peripheral Products in the computer division of SCI Systems, Inc. from 1984 to 1989 where he developed business opportunities in the commercial market for the design and manufacture of computer products. Prior to that time Mr. Turek held management, product development and operations positions with various companies in the computer and aerospace industries.

         Mr. Wingfield has been Vice President of A.G. Edwards & Sons, Inc., a stock brokerage firm, since 1995. Mr. Wingfield is Manager of A.G. Edwards' Louisville office and its satellite office in New Albany, Indiana. He was First Vice President of Stifel, Nicolaus & Company Incorporated, a stock brokerage firm, from 1985 until 1995 and has been a registered stock broker since 1973. Mr. Wingfield has been a director of the Company since 1994.

         Mr. Stokes has been Chief Operating Officer since 2000. Prior to that, Mr. Stokes had served as the Company's Vice President of Operations since 1997, as Director of Operations from 1996 to 1997 and as Purchasing Manager from 1993 to 1995. From 1988 to 1992, he served as unit controller for a food management company.

         Mr. Blazer has been Chief Financial Officer of the Company since 1998. From 1973 to 1998, he served in various capacities for The Plastic Moldings Corporation, most recently as Vice President of Finance and Administration. Mr. Blazer previously served as an auditor and tax consultant with Ernst & Ernst, certified public accountants. Mr. Blazer is a certified public accountant.

         The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the related regulations of the Securities and Exchange Commission require that the Company's executive officers and directors, as well as any persons who beneficially own more than 10% of the Company's Common Stock, file reports of their ownership of the Company's Common Stock with the SEC and the American Stock Exchange. These persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of reports and written representations received by it, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis for 2002. An error in Mr. Wells' Form 5 for fiscal year 2001, relating to shares transferred as part of a settlement, was subsequently corrected.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following table sets forth, for the years indicated, compensation paid by the Company for services in all capacities to Mr. Wells, the Company's Chairman of the Board; to Mr. Nichols, the Company's Chief Executive Officer; and to the Company's two other executive officers. These persons are sometimes referred to as the "named executive officers."

                                    SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                               ---------
                                                                                              COMPENSATION
                                                                                              ------------
                                                          ANNUAL COMPENSATION                    AWARDS
                                                          -------------------                    ------
                                                                                                SECURITIES
                                                                                                UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR            SALARY($)       BONUS($)                OPTIONS(#)
---------------------------             ----            ---------       --------                ----------
L. Rogers Wells, Jr.                    2002            $350,000            $-0-                  134,000
Chairman of the Board                   2001            $350,000            $-0-                   25,000
                                        2000            $350,000            $-0-                      -0-

David F. Nichols                        2002            $226,317        $139,400                   25,000
President; Chief                        2001            $220,000        $ 49,531                  212,500
Executive Officer                       2000            $120,000        $100,000                      -0-

Dennis W. Blazer                        2002            $102,019        $ 27,500                   17,000
Chief Financial Officer                 2001            $ 99,000        $ 16,500                    8,500
                                        2000            $ 96,577        $ 22,000                      -0-

Thomas W. Stokes                        2002            $118,518        $ 31,500                   20,000
Chief Operating Officer                 2001            $ 88,077        $ 18,000                   10,000
                                        2000            $ 85,500        $ 25,000                      -0-


STOCK OPTIONS

         The following table presents information on option grants made during 2002 to the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants(1)

                         Number of
                         Securities     % of Total
                         Underlying      Options                                        Potential Realizable Value at
                          Options       Granted to      Exercise                           Assumed Annual Rates of
                          Granted      Employees in   or Base Price                      Stock Price Appreciation for
Name                        (#)        Fiscal Year       ($/Sh)      Expiration Date             Option Term
-------------------------------------------------------------------------------------------------------------------------
                                                                                            5% ($)           10% ($)
-------------------------------------------------------------------------------------------------------------------------
L. Rogers Wells, Jr.     134,000      60.36               5.40           3/5/12            1,178,668       1,876,832

David F. Nichols          25,000      11.26               5.40           3/5/12              219,901         350,155

Dennis W. Blazer          17,000       7.66               5.40           3/5/12              149,533         238,106

Thomas W. Stokes          20,000       9.00               5.40           3/5/12              175,921         280,124

------------------------

(1) All options become exercisable at the rate of 25% of the shares per year beginning on the first anniversary of the date of grant. Each option becomes exercisable in full (i) if the beneficial ownership of Common Stock of L. Rogers Wells falls below 50.1% and a third party (other than Mr. Wells, the Company or an employee benefit plan of the Company) becomes the beneficial owner of 30% or more of the Company's Common Stock without the approval of the Board of Directors; (ii) in the event of certain situations involving the merger, consolidation or liquidation of the Company or the sale or other disposition of all or substantially all of its assets; or (iii) if during any fiscal year, the individuals making up the Board of Directors at the beginning of such year cease to constitute a majority of the Board of Directors.

         The table below sets forth information regarding the number and value of the unexercised stock options held by the named executive officers at December 31, 2002. No options were exercised by the named executive officers during 2002.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION VALUES

                                                                                                       Value of
                                                                                                     Unexercised
                                                                         Number of Securities        In-the-Money
                                                  Value Realized ($)    Underlying Unexercised    Options at FY-End
                                                                        Options at FY-End (#)           ($)(1)
                                                  (Market Price on
                            Shares Acquired on      Exercise Less            Exercisable/            Exercisable/
          Name                 Exercise (#)        Exercise Price)          Unexercisable           Unexercisable
-------------------------- --------------------- --------------------- ------------------------- ---------------------
L. Rogers Wells, Jr.                -                     --           177,000/149,000           268,701/61,509

David F. Nichols                    -                     --           212,750/118,750           253,201/85,859

Dennis W. Blazer                    -                     -            17,000/22,500              28,101/12,254

Thomas W. Stokes                    -                     -              21,500/26,750            43,085/15,351

------------------------

(1) This value is computed by subtracting the option exercise price from the market price of the Common Stock on December 31, 2002 and multiplying that figure by the total number of unexercised options.

EMPLOYMENT AGREEMENT

         Effective January 1, 2001, the Company entered into an employment agreement with Mr. Nichols for an initial five-year term. Beginning on the fourth anniversary of the agreement and on each subsequent anniversary, the term of the agreement will be extended for an additional year if neither party gives written notice to the contrary. The agreement provides for a minimum annual base salary of $220,000, for cost-of-living increases and for annual consideration for performance increases. Under the agreement, Mr. Nichols is entitled to a bonus of 2 1/2% of the Company's net after tax income plus 5% of any year-over-year after tax net income growth. If the Company terminates the agreement for any reason other than "cause" (as defined in the agreement), disability or death, it will pay Mr. Nichols the greater of (1) two times the sum of his then-current base salary plus the amount of his immediately preceding bonus or (2) his then-current base salary plus immediately preceding bonus for each year remaining in the then-current term of the agreement. The Company also will provide Mr. Nichols with continued health and life insurance benefits through the end of the then-current term of the agreement and will pay him the value of any forfeited or lost pension, profit sharing and similar benefits which would have accrued and vested had he remained employed until that time. Similar benefits are payable if Mr. Nichols resigns within 90 days after a change of control of the Company (as defined in the agreement) or if his employment is actually or constructively terminated within two years after a change of control; in such an event, Mr. Nichols also is entitled to a gross-up for any taxes imposed as a result of the "excess parachute payments" provisions of the Internal Revenue Code.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company receive a fee of $1,000 for each meeting of the Board of Directors or Board committee attended in person or by telephone. Directors who are employees of the Company receive no directors' fees. The Company paid a total of $11,000 in directors' fees in 2002.

         Each non-employee member of the Board of Directors -- Gary S. Bell, Kazmier J. Kasper, H. Jean McEntire, Edmund F. Turek and John J. Wingfield - receives an annual grant of options to purchase shares of Common Stock. The option grants for 2002 were made on March 6, 2002. Each non-employee director received an option for 9,000 shares of Common Stock. The exercise price of each option is equal to the fair market value of the Common Stock on the date of grant. The options vest at the rate of 25% per year beginning one year after the date of grant and expire ten years from the date of grant.

         Edmund F. Turek, the Company's founder, retired as an employee in 1999. Mr. Turek now has a consulting arrangement with the Company pursuant to which he was paid $120,000 during 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         A principal function of the Company's Compensation Committee is to establish the compensation of the executive officers of the Company. The Chairman of the Committee, Gary S. Bell, served during 2002 as Secretary and Treasurer of the Company (in a non-employee capacity) and also served as President of International Investments, Inc. International Investments is owned by L. Rogers Wells, Jr., the Company's Chairman of the Board. Additionally, the Company had an arrangement with International Investments under which it paid International Investments $3,000 per month (for a total of $36,000 in 2002) for consulting services provided to the Company by Mr. Bell. This arrangement was terminated as of December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information, as of March 15, 2003, regarding the beneficial ownership of the Company's Common Stock by (a) each person who is known by the Company to own more than 5% of the Common Stock, (b) each director and person named in the Summary Compensation Table individually and (c) all directors and executive officers as a group.

                                                                           SHARES            PERCENT
                                                                        BENEFICIALLY        OF CLASS
    Name of Beneficial Owner                                             OWNED (1)            OWNED
    -------------------------                                            ---------            -----
    Lloyd I. Miller III                                                  664,800(2)             10.3%
    L. Rogers Wells, Jr.                                               3,652,300(3)             54.8%
    Edmund F. Turek                                                      334,500(4)              5.1%
    Gary S. Bell                                                          32,500                    *
    Dennis W. Blazer                                                      25,969                    *
    Kazmier J. Kasper                                                     36,500                    *
    H. Jean McEntire                                                      21,750                    *
    David F. Nichols                                                     233,136                 3.5%
    Thomas W. Stokes                                                      28,112                    *
    John J. Wingfield                                                     39,500                    *
    All directors and executive officers as a group (9 persons)        4,404,267                62.0%

-------------

*      Less than one percent.

(1) Except as noted below, the named persons have sole voting and investment power with regard to all shares shown as beneficially owned by them. Includes the following numbers of shares which may be acquired upon exercise of stock options which were exercisable on, or became exercisable within 60 days after, March 15, 2003: Mr. Wells, 210,500 shares; Mr. Turek, 54,500 shares; Mr. Bell, 32,500 shares; Mr. Blazer, 21,250 shares; Mr. Kasper, 32,500 shares; Ms. McEntire, 21,750 shares; Mr. Nichols, 229,000 shares; Mr. Stokes, 26,250 shares; Mr. Wingfield, 32,500 shares; and all directors and executive officers as a group, 648,750 shares.

(2) Mr. Miller reports having sole voting and dispositive power over 417,800 shares and shared voting and dispositive power over 247,000 shares. Mr. Miller's address is 4550 Gordon Drive, Naples, Florida 34102.

(3)    Mr. Wells' address is 7697 Innovation Way, Mason, Ohio 45040.

(4) Includes 65,000 shares owned by Mr. Turek's wife. Mr. Turek's address is 7697 Innovation Way, Mason, Ohio 45040.

EQUITY COMPENSATION PLAN INFORMATION

         The Company has three compensation plans under which shares of its common stock may be issued: the 1994 Stock Incentive Plan; the 1994 Directors Stock Incentive Plan, under which options were granted to the Company's nonemployee directors prior to 2000; and the Employee Stock Purchase Plan. Each of these plans has been approved by stockholders. The Company has no equity compensation plans or arrangements that have not been approved by stockholders.

         The following table provides information concerning the Company's equity compensation plans as of December 31, 2002. Additional shares authorized for issuance under the 1994 Stock Incentive Plan as amended and restated effective January 15, 2003, and stock options granted on that date, are not included.

Plan category                Number of securities      Weighted-average           Number of securities
                             to be issued upon         exercise price of          remaining available
                             exercise of               outstanding options,       for future issuance
                             outstanding options,      warrants and rights        under equity
                             warrants and rights                                  compensation plans
                                                                                  (excluding
                                                                                  securities reflected
                                                                                  in column (a))
Equity compensation
plans approved by                  1,070,511                   $4.68                     201,594
security holders

Equity compensation
plans not approved by                 --                        --                         ---
security holders

Total                              1,070,511                   $4.68                     201,594


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Algonquin Industries, Inc. and Hi-Tech Metals, Inc., of each of which Kazmier J. Kasper, a director of the Company, is President and owner, sell the Company some of the components of the burster mechanisms and other dispensing mechanisms used in the Company's machines. During 2002, the Company paid an aggregate of $5,120,953 to Algonquin Industries and Hi-Tech Metals for these mechanisms. The Company currently plans to continue purchasing all of these mechanisms from Algonquin Industries and Hi-Tech Metals. The Company believes that the purchases are on terms no less favorable than would be obtainable from unaffiliated third parties.

ITEM 14. CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)    Documents Filed as Part of This Report.

              1.     Financial Statements

                     Independent Auditors' Report of Grant Thornton LLP

                     Balance Sheets at December 31, 2001 and 2002

                     Statements of Income for each of the years in the three-year period ended December 31, 2002

                     Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2002

                     Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

                     Notes to Financial Statements

              2.     Financial Statement Schedules

                     The following financial statement schedule is set forth on page S-1 of this report:

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

       (b)    Reports on Form 8-K. None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                          INTERLOTT TECHNOLOGIES, INC.

                                          By:  /s/ L. Rogers Wells, Jr.
                                               ------------------------
                                                 L. Rogers Wells, Jr.
                                                Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature                                                    Title
---------                                                    -----
/s/ L. Rogers Wells, Jr.                                     Chairman of the Board
------------------------------------
L. Rogers Wells, Jr.

 /s/ David F. Nichols                                        President, Chief Executive Officer and Director
------------------------------------
David F. Nichols

/s/ Gary S. Bell *                                           Secretary, Treasurer and Director
------------------------------------
Gary S. Bell

/s/ Kazmier J. Kasper *                                      Director
----------------------------------------
Kazmier J. Kasper

/s/ H. Jean McEntire*                                        Director
------------------------------------
H. Jean McEntire

/s/ Edmund F. Turek*                                         Director
------------------------------------
Edmund F. Turek

/s/ John J. Wingfield*                                       Director
------------------------------------
John J. Wingfield

/s/ Dennis W. Blazer                                         Chief Financial and Accounting Officer
------------------------------------
Dennis W. Blazer

*By:     /s/ L. Rogers Wells, Jr.
         ---------------------------
         L. Rogers Wells, Jr.
         as attorney-in-fact

                                 CERTIFICATIONS

I, David F. Nichols, certify that:

       1. I have reviewed this annual report on Form 10-K of Interlott Technologies, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


 /s/ David F. Nichols
------------------------------------
Chief Executive Officer

I, Dennis W. Blazer, certify that:

       1. I have reviewed this annual report on Form 10-K of Interlott Technologies, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

  /s/ Dennis W. Blazer
------------------------------------
Chief Financial Officer

                          FINANCIAL STATEMENT SCHEDULE

                          INTERLOTT TECHNOLOGIES, INC.

                 Schedule II - Valuation and Qualifying Accounts

COLUMN A                   COLUMN B                       COLUMN C                   COLUMN D          COLUMN E
------------------------------------------------------------------------------------------------------------------
                                                         ADDITIONS
DESCRIPTION                BALANCE AT         CHARGED TO          CHARGED TO         DEDUCTIONS        BALANCE AT
                           BEGINNING          COSTS AND             OTHER                                  END
                           OF PERIOD           EXPENSES            ACCOUNTS                             OF PERIOD
------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful
accounts

2000                        $158,793           $  90,000             $ 0                 $   2,921        $245,872
------------------------------------------------------------------------------------------------------------------
2001                         245,872             180,000               0                   222,771         203,101
------------------------------------------------------------------------------------------------------------------
2002                         203,101             244,742               0                   394,511          53,332
------------------------------------------------------------------------------------------------------------------



Inventory valuation
reserve

2000                      $1,000,286            $401,292             $ 0                  $920,494        $481,084
------------------------------------------------------------------------------------------------------------------
2001                         481,084             465,110               0                                   724,915
                                                                                           221,279
------------------------------------------------------------------------------------------------------------------
2002                         724,915             540,882               0                   158,132       1,107,665
------------------------------------------------------------------------------------------------------------------

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

       EXHIBIT NO.      DESCRIPTION
       -----------      -----------

            2.1 Agreement and Plan of Merger dated as of March 17, 2003 by and among GTECH Holdings Corporation, Bengal Acquisition Co. and Interlott Technologies, Inc. (Current Report on Form 8-K dated March 17, 2003).

            2.2 Stockholder Voting and Option Agreement dated as of March 17, 2003 among GTECH Holdings Corporation, Bengal Acquisition Co. and L. Rogers Wells, Jr. (Current Report on Form 8-K dated March 17, 2003).

            3.1 Certificate of Incorporation of the Company, as amended, including Certificate of Designation of Series A Preferred Stock (Registration Statement on Form S-1, No. 33-75142).

            3.2 Bylaws of the Company (Registration Statement on Form S-1, No. 33-75142).

            4.1 Credit Agreement dated January 25, 2001 between the Company and Fifth Third Bank (Annual Report on Form 10-K for the year ended December 31, 2000).

            4.2 Security Agreement dated January 25, 2001 between the Company and Fifth Third Bank (contained in Exhibit 4.3).

            4.3 Mortgage of Intellectual Property dated January 25, 2001 between the Company and Fifth Third Bank (Annual Report on Form 10-K for the year ended December 31, 2000).

            4.4 Third Amendment dated May 31, 2001 to Credit Agreement between the Company and Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2001).

            4.5 Amended and Restated Revolving Note dated June 1, 2001 from the Company to Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

            4.6 Security Agreement dated as of May 31, 2001 between the Company and Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

            4.7 Fourth Amendment dated October 3, 2001 to Credit Agreement between the Company and Fifth Third Bank (Annual Report on Form 10-K for the year ended December 31, 2001).

            4.8 Fifth Amendment dated March 21, 2002 to Credit Agreement between the Company and Fifth Third Bank (Annual Report on Form 10-K for the year ended December 31, 2001).

            4.9 Sixth Amendment dated October 23, 2002 to Credit Agreement between the Company and Fifth Third Bank (Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

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

            10.4        Management Compensatory Plans

                        (a) 1994 Stock Incentive Plan, as amended and restated (Proxy Statement for 2001 Annual Meeting of Stockholders).

                        (b) 1994 Directors Stock Incentive Plan (Registration Statement on Form S-1, No. 33-75142).

                        (c) Employment Agreement dated as of January 1, 2001 between the Company and David F. Nichols (Annual Report on Form 10-K for the year ended December 31, 2000).

            23.1        Consent of Grant Thornton LLP-- filed herewith.

            24.1        Powers of Attorney-- filed herewith.

            99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith.