Form 10-Q
period 2003-03-31
INTERLOTT TECHNOLOGIES INC
filed 2003-05-14
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No  x
                                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

           Class                             Outstanding at May 9, 2003
----------------------------                 --------------------------
Common Stock, $.01 Par Value                       6,462,994 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

     ITEM                                                               PAGE
     NUMBER     PART I.  FINANCIAL INFORMATION                         NUMBER
     ------                                                            ------

       1        Financial Statements:

                Condensed Balance Sheets as of March 31, 2003
                and December 31, 2002                                     3

                Condensed Statements of Income
                for the three months ended March 31, 2003 and 2002        4

                Condensed Statements of Cash Flows for the three
                months ended March 31, 2003 and 2002                      5

                Notes to Condensed Financial Statements                6 - 7

       2        Management's Discussion and Analysis of
                Financial Condition and Results of Operations          8 - 10

       3        Quantitative and Qualitative Disclosures About
                Market Risk                                              10

       4        Controls and Procedures                                  10

                PART II.  OTHER INFORMATION

       6        Exhibits and Reports on Form 8-K                         11

                SIGNATURES AND CERTIFICATIONS                         12 - 14

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          INTERLOTT TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


ASSETS                                                                                         March 31, 2003     December 31, 2002
                                                                                               --------------     -----------------
Current assets:
   Cash                                                                                          $    371,982        $    419,492
   Accounts receivable, less allowance for doubtful accounts of $98,332
     in 2003 and $53,332 in 2002                                                                    8,711,530           6,646,988
   Investment in sales type leases, current portion                                                 2,653,347           2,588,005
   Inventories                                                                                      7,701,628           8,440,471
   Deferred tax asset                                                                                 489,806             508,600
   Prepaid expenses                                                                                   492,893             639,307
                                                                                                 ------------        ------------
             Total current assets                                                                  20,421,186          19,242,863

Property and Equipment:
    Leased machines                                                                                35,211,192          35,113,524
    Machinery and equipment                                                                           784,219             784,219
    Building and improvements                                                                         688,234             688,234
    Furniture and fixtures                                                                            182,717             182,717
                                                                                                 ------------        ------------
                                                                                                   36,866,362          36,768,694
    Less accumulated depreciation and amortization                                                 24,178,188          22,963,442
                                                                                                 ------------        ------------
                                                                                                   12,688,174          13,805,252
Other assets                                                                                          279,102             238,176
Goodwill net of accumulated amortization of $166,581 in 2003 and 2002                               4,572,655           4,572,655
Value of leases acquired net of accumulated amortization of $1,569,700 in
    2003 and $1,355,650 in 2002                                                                     2,711,305           2,925,355
Investment in sales type leases, less current portion                                               9,651,661          10,154,855
Product development rights, net of accumulated amortization of $898,333 in 2003
    and $880,000 in 2002                                                                              201,667             220,000
                                                                                                 ------------        ------------
                                                                                                 $ 50,525,750        $ 51,159,156
                                                                                                 ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to financial institutions                                                      $ 19,863,714        $ 21,310,417
    Accounts payable                                                                                2,354,490           2,663,405
    Accounts payable - related party                                                                  282,102             380,855
    Accrued expenses                                                                                1,883,403           1,117,536
                                                                                                 ------------        ------------
                 Total current liabilities                                                         24,383,709          25,472,213
Deferred tax liability                                                                              2,151,450           2,009,600
                                                                                                 ------------        ------------
                 Total liabilities                                                                 26,535,159          27,481,813

Commitments and contingent liabilities:
   Interest rate swap agreements                                                                      417,337             453,484
   Notes payable - related parties                                                                       --                24,124
Stockholders' equity:

   Treasury Stock                                                                                     (63,298)            (63,298)

   Common stock, $.01 par value; 20,000,000 shares authorized, 6,459,718 shares issued and outstanding in 2003 and 6,455,826 shares issued
       and outstanding in 2002                                                                         64,558              64,558
   Additional paid-in capital                                                                      10,568,907          10,568,907
   Accumulated comprehensive income (loss)                                                           (263,152)           (299,299)
   Retained earnings                                                                               13,266,239          12,928,867
                                                                                                 ------------        ------------
                                Total stockholders' equity                                         23,573,254          23,223,859
                                                                                                 ------------        ------------
                                                                                                 $ 50,525,750        $ 51,159,156
                                                                                                 ============        ============

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         CONDENSED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                                    Three Months Ended
                                                                                                          March 31,

                                                                                               2003                        2002
                                                                                           ------------                ------------
Revenues

     Machine and parts sales                                                               $  5,761,709                $  4,775,682

     Machine leases                                                                           4,455,556                   4,657,720

     Other                                                                                    1,464,758                   1,708,780
                                                                                           ------------                ------------

                                                                                             11,682,023                  11,142,182

Cost of revenues                                                                              8,494,328                   7,935,561
                                                                                           ------------                ------------

     Gross profit                                                                             3,187,695                   3,206,621

Operating expenses:

     Selling, general, and administrative
     expenses                                                                                 1,754,916                   1,609,159

     Research and development costs                                                             120,640                      79,610
                                                                                           ------------                ------------

        Total operating expenses                                                              1,875,556                   1,688,769
                                                                                           ------------                ------------
                                                                                              1,312,139                   1,517,852
        Operating income

Other (expense) income

     Interest expense                                                                          (270,649)                   (673,727)

     Other                                                                                     (496,469)                     (2,606)
                                                                                           ------------                ------------

                                                                                               (767,118)                   (676,333)

     Income before income taxes                                                                 545,021                     841,519

Income taxes                                                                                    207,650                     319,740
                                                                                           ------------                ------------


     Net income                                                                            $    337,371                $    521,779
                                                                                           ============                ============

Basic and diluted net income per share                                                             $.05                        $.08
                                                                                                   ====                        ====


            See accompanying notes to condensed financial statements

                          INTERLOTT TECHNOLOGIES, INC.

                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                                     Three months ended March 31,
                                                                                                -----------------------------------
                                                                                                    2003                    2002
                                                                                                    ----                    ----
Cash flows from operating activities:
  Net income                                                                                       $   337,371          $   521,779
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation & amortization                                                                        1,634,776            1,835,997
  Principal portion of sales type lease received                                                       829,824              606,950
  Deferred income taxes                                                                                141,850                4,936
  Gain on sale of equipment under sales type lease                                                    (181,978)            (602,500)
  (Increase) decrease in accounts receivable                                                        (2,064,542)             483,602
  Decrease in inventories net of leased equipment returned                                             738,843              832,987
  Decrease in prepaid expenses                                                                         105,488              201,300
  Decrease in deferred tax asset                                                                        18,794                 --
  (Decrease) in accounts payable                                                                      (308,915)            (293,811)
  (Decrease) in accounts payable - related parties                                                     (98,753)            (264,712)
  Increase in accrued expenses                                                                         431,562              318,784
  Increase in income taxes payable                                                                     334,306              264,599
                                                                                                   -----------          -----------

      Net cash provided by operating activities                                                      1,918,626            3,909,911
                                                                                                   -----------          -----------

Cash flows from investing activites:
  Cost of leased machines                                                                             (495,309)          (1,772,722)
  Purchases of property & equipment                                                                       --                 (3,939)
                                                                                                   -----------          -----------

     Net cash used in investing activites                                                             (495,309)          (1,776,661)
                                                                                                   -----------          -----------

Cash flows from financing activites:
  Payments to credit facility                                                                       (1,446,703)          (1,831,437)
  Proceeds from exercise of stock options                                                                 --                 18,913
  Repayment of long-term debt                                                                           (1,348)             (27,227)
  Payment of notes payable - related parties                                                           (22,776)            (460,100)
                                                                                                   -----------          -----------

     Net cash used in financing activities                                                          (1,470,827)          (2,299,851)
                                                                                                   -----------          -----------

(Decrease) in cash                                                                                     (47,510)            (166,601)

Cash, at beginning of year                                                                             419,492              537,332
                                                                                                   -----------          -----------

Cash, at end of period                                                                             $   371,982          $   370,731
                                                                                                   ===========          ===========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                    $   159,251          $   616,002
  Income taxes paid (refunded)                                                                        (228,610)              93,291
  Net book value of capitalized leased ITVMs returned from field and                                         0               13,215
    transferred to inventory
  Interest rate swap reduction net of deferred tax of $22,411 in 2003 and                               36,147              115,185
    $59,337 in 2002



            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles in the United States of America. The financial statements for the three months ended March 31, 2003 and 2002 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's 2002 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003.

2.       Inventories

         Inventories at March 31, 2003 and December 31, 2002 consisted of the following:

                                         2003                       2002
                                         ----                       ----

Finished goods                        $1,730,216                $1,721,996
Work in process                          536,897                   396,719
Raw materials and supplies             5,434,515                 6,321,756
                                      ----------                ----------
                                      $7,701,628                $8,440,471
3.       Merger Agreement

         The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of March 17, 2003 with GTECH Holdings Corporation and subsidiaries of GTECH, pursuant to which the Company will merge into and become a wholly-owned subsidiary of GTECH. Upon the merger, each share of the Company's Common Stock will be changed into the right to receive $9.00 in cash, GTECH common shares or a combination of the two, with 51.5% of the aggregate merger consideration to be paid in GTECH common shares and the balance in cash.

         Consummation of the merger is subject to satisfaction of various conditions, including the approval of the Company's stockholders, the making of various regulatory filings, the absence of any injunction or certain litigation challenging the merger, the receipt of tax and other legal opinions, the accuracy of the parties' representations and warranties and performance of their agreements, and the receipt of consents to the merger from customers representing 85% of the Company's projected business for 2003 and certain other parties to material contacts. GTECH may terminate the merger agreement if its average stock price for purpose of calculating the number of common shares to be issued in the merger is less than $25.12, unless the Company elects to convert the merger consideration into all cash.

         The Company has agreed not to solicit a competing offer, but may terminate the merger agreement to accept an unsolicited superior proposal. If it does so, the Company will be required to pay GTECH a termination fee of $2.75 million and reimburse GTECH's expenses up to $750,000.

         In connection with the Merger Agreement, GTECH also entered into a Stockholder Voting and Option Agreement and a Noncompetition Agreement with L. Rogers Wells, Jr. Under the Voting and Option Agreement, Mr. Wells agreed to vote in favor of the merger and granted GTECH the option to purchase his Company Common Stock at $9.00 per share if the Merger Agreement terminates for specified reasons. The Voting and Option Agreement terminates if the Company terminates the Merger Agreement to accept a superior proposal. If GTECH exercises the option, it is required to make a cash tender offer for the remaining Common Stock of the Company at $9.00 per share.

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

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                              2003
                                                              ----

Net income                                                  $337,371

Other comprehensive income                                    36,147
                                                            --------
  Total comprehensive income                                $373,518
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

         The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of March 17, 2003 with GTECH Holdings Corporation and subsidiaries of GTECH, pursuant to which the Company will merge into and become a wholly-owned subsidiary of GTECH. Upon the merger, each share of the Company's Common Stock will be changed into the right to receive $9.00 in cash, GTECH common shares or a combination of the two, with 51.5% of the aggregate merger consideration to be paid in GTECH common shares and the balance in cash. For additional information, see note 3 of the Notes to Condensed Financial Statements in Part I above.

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

         At March 31, 2003, the Company had a total of 11,806 ITVMs and PCDMs deployed under operating and sales type leases as compared to 11,484 at December 31, 2002. In the aggregate, the Company has sold or leased over 31,000 ITVMs and PCDMs under agreements with 29 domestic and 14 international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

RESULTS OF OPERATIONS

         The Company's revenues increased 5% to $11,682,023 from $11,142,183 for the three months ended March 31, 2003 and 2002, respectively. Revenues from sales of ITVMs increased 21% to $5,761,709 from $4,775,682 for the three months ended March 31, 2003 and 2002, respectively. The increase in revenues from sales for the three months ended March 31, 2003 resulted from new sales and sales-type lease contracts with four state lotteries and one international lottery. Revenues from operating leases decreased 4% to $4,455,556 from $4,657,720 for the three months ended March 31, 2003 and 2002, respectively. This decline in lease revenue was due to older machines reaching the end of the lease term and newly deployed machines qualifying as sales-type leases instead of operating leases. Lease revenues represented 38% and 42% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

         Cost of revenues increased 7% to $8,494,328 from $7,935,561 for the three months ended March 31, 2003 and 2002, respectively. Depreciation charged to cost of revenues decreased 3% to $1,518,585 from $1,573,078 for the respective three month periods. The decrease in depreciation for the three months ended March 31, 2003 was due to leased equipment being removed from the field. Service and installation costs decreased 2% to $2,762,421 from $2,819,128 for the three months ended March 31, 2003 and 2002, respectively. The decrease for the quarter was due primarily to the expiration of the Virginia maintenance contract which expired on October 1, 2002. Overall, cost of revenues as a percentage of sales increased 2% from 71% to 73% for the three months ended March 31, 2003 due to shipment of a mix of machines with lower gross margins.

         As a result of the previously described changes, gross profit decreased 1% to $3,187,695 from $3,206,622 for the three months ended March 31, 2003 and 2002, respectively.

         Selling, general, and administrative expenses increased 9% to $1,754,916 from $1,609,159 for the three months ended March 31, 2003 and 2002, respectively. Increases in legal and professional fees, property and casualty insurance and wages and benefits were the primary factors related to the increase in costs.

         Interest expense decreased 60% to $270,649 from $673,727 for the three months ended March 31, 2003 and 2002, respectively. The decrease reflects lower overall borrowing needs under the Company's credit facility and lower overall interest rates resulting from the retirement of the $5 million dollar subordinated term note on August 14, 2002.

         Other expense increased by $493,863 to $496,469 primarily due to costs associated with the merger agreement between Interlott and GTECH. These costs included fairness opinion fees, merger related legal fees and Special Committee compensation.

         Income before income taxes decreased 35% to $545,021 from $841,519 for the three months ended March 31, 2003 and 2002, respectively.

         Income taxes were $207,650 for the three months ended March 31, 2003 compared to $319,740 for the three months ended March 31, 2002. The Company's effective tax rate was 38% for both periods.

         As a result of the foregoing factors, net income after tax decreased 35% to $337,371 from $521,779 for the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the three months ended March 31, 2003 and 2002 was $1,918,626 and $3,909,911, respectively. The decrease for the first three months of 2003 as compared to the same period in 2002 resulted primarily from a decrease in net income and an increase in accounts receivable. The increase in accounts receivable was primarily the result of machine sales to one lottery which were shipped and billed in March 2003.

         Net cash used in investing activities was $495,309 and $1,776,661 for the three months ended March 31, 2003 and 2002, respectively. This decrease was primarily due to the lower amount spent on equipment deployed under leases in the first three months of 2003 as compared to the first three months of 2002.

         Net cash used in financing activities was $1,470,827 and $2,299,851 for the three months ended March 31, 2003 and 2002, respectively. The change was primarily the result of lower payments made on the Company's revolving credit facility and lower payments required on related party notes which have now been paid in full.

         The credit facility is a three year credit line, which expires on May 31, 2004, secured by a lien on all of the assets of the Company. The interest rate on the credit facility is based on the prime rate or LIBOR, adjusted up or down depending on the Company's funded debt to EBITDA ratio. The current rate is LIBOR plus 2.00% (3.3 % at May 2, 2003).

         On May 9, 2003, the Company was indebted to the Bank in the aggregate principal amount of $18,000,000 and had $12,000,000 available on the credit facility.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company entered into an interest rate swap agreement with a total notional principal amount of $5 million at July 3, 2001 which expires on May 31, 2004 and an interest rate swap agreement with a total notional principal amount of $10 million at November 7, 2002 which also expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($417,337) at March 31, 2003. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. The estimated amount of deferred loss on the hedge to be reclassified to earnings in 2003 is $320,000.



ITEM 4.  CONTROLS AND PROCEDURES.

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 17, 2003, among GTECH Holdings Corporation, GTECH Corporation, Bengal Acquisition Co. and Interlott Technologies, Inc.*

         2.2 Amended and Restated Stockholder Voting and Option Agreement, dated as of March 17, 2003, among GTECH Holdings Corporation, GTECH Corporation, Bengal Acquisition Co. and L. Rogers Wells, Jr.*

         99.1 Certification under Section 906 of The Sarbanes-Oxley Act of 2002
         - furnished herewith.

         *Filed as an exhibit to Form S-4 Registration Statement No. 333-104776 of GTECH Holdings Corporation and incorporated by reference herein.

(b)      Reports on Form 8-K:

         Current Report on Form 8-K, dated and filed March 17, 2003, reporting the proposed merger in which the Company will become a wholly-owned subsidiary of GTECH Holdings Corporation (Items 1 and 5).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTERLOTT TECHNOLOGIES, INC.
                                             (Registrant)



Date: May 14, 2003                    /s/ David F. Nichols
                                      --------------------
                                      David F. Nichols
                                      President and Chief Executive Officer


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

Date:  May 14, 2003


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

Date:  May 14, 2003


  /s/ Dennis W. Blazer
------------------------------------
Chief Financial Officer