Form 10-K/A
period 2002-12-31
INTERLOTT TECHNOLOGIES INC
filed 2003-08-06
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                                (AMENDMENT NO. 1)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                          INTERLOTT TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                                                 PAGE
------                                                                                                 ----
PART I
   1.      Business.................................................................................     1
   2.      Properties...............................................................................    15
   3.      Legal Proceedings........................................................................    15
   4.      Submission of Matters to a Vote of Security Holders......................................    15

PART II
   5.      Market for the Registrant's Common Stock and Related Stockholder Matters.................    16
   6.      Selected Financial Data..................................................................    17
   7.      Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................................    17
   7(A).   Quantitative and Qualitative Disclosures About Market Risk...............................    28
   8.      Financial Statements and Supplementary Data..............................................    30
   9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.....    49

PART III
   10.     Directors and Executive Officers of the Registrant.......................................    50
   11.     Executive Compensation...................................................................    52
   12.     Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters..........................................................    56
   13.     Certain Relationships and Related Transactions...........................................    57
   14.     Controls and Procedures..................................................................    57

PART IV
   15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................    58

           SIGNATURES and CERTIFICATIONS............................................................    59
           FINANCIAL STATEMENT SCHEDULE.............................................................   S-1
           INDEX OF EXHIBITS........................................................................   E-1

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


         Significant portions of the Company's annual revenues are derived from a limited number of contracts, which vary in size and by customer from year to year. During 2002, the Company's contract with the Illinois Lottery for the sale of ITVMs accounted for 21% of the Company's revenues, a sales and lease contract with the New York Lottery accounted for 18% of the Company's revenues and a contract with the California Lottery accounted for 17% of the Company revenues.


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

RESEARCH AND PRODUCT DEVELOPMENT

         The Company continually seeks to enhance its existing product lines and to develop new products and has developed many of the technological advancements used in the ITVM industry. The Company was the first to obtain UL(R) listing and FCC approval. The Company also was the first to (i) manufacture and deliver ITVMs under a lease contract agreement, (ii) offer a "random play" push button selector option through which the ITVM rather than the player randomly selects the game to be played and (iii) receive patent protection for the technology used in its ITVM burster dispensing mechanism.

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

ITEM 3.  LEGAL PROCEEDINGS


         On November 1, 2002, the Company filed a Complaint against Pollard Banknote Limited (and related parties) for patent infringement by Pollard in connection with its marketing of Instant Ticket Vending Machines that are alleged to infringe Interlott's patented burster technology. Interlott Technologies, Inc. v. Pollard Banknote Limited, et al., United States District Court for the Northern District of Ohio. An Answer and Counterclaim was filed by Pollard on November 25, 2002, in which Pollard denied liability for infringement and asserted that Interlott's burster patent (No. 4,982,337) is invalid or unenforceable. Document production is in its early stages and no depositions have yet been taken. It is not possible to predict a likely outcome at this time.


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

                                                               High        Low
                                                               ----        ---
2001:
         First Quarter                                       $ 6.38      $ 3.82
         Second Quarter                                        5.24        4.00
         Third Quarter                                         6.40        4.50
         Fourth Quarter                                        4.90        4.02

2002:
         First Quarter                                       $ 5.75      $ 4.45
         Second Quarter                                        6.95        5.40
         Third Quarter                                         7.25        5.20
         Fourth Quarter                                        6.10        5.15

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

---------------------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
---------------------------------------------------------------------------------------------------------
                                        2002           2001            2000          1999         1998
---------------------------------------------------------------------------------------------------------
                                                      (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------
Revenues
  Machine sales                       $ 27,209       $ 19,359        $ 21,959      $  3,312     $  8,230
  Machine leases                        18,698         18,337          17,966        16,902       14,165
  Other                                  6,097          5,021           2,664         2,120        2,079
Net revenues                            52,003         42,716          42,589        22,334       24,474
Net income                               3,091          1,949           3,610         2,070        1,622
Net income per share(1)                   0.48          0.30             0.56          0.32         0.25
Depreciation and amortization            7,247          7,315           6,622         5,548        4,585

Leased ITVMs, less
   accumulated depreciation             13,277         17,883          21,573        21,549       17,106
Total assets                            51,722         54,917          40,004        36,204       28,774
Total debt                              21,335         29,743          16,000        16,292       11,645
--------------------------------------------------------------------------------------------------------
Redeemable preferred stock                  --             --              --      $  1,335     $  1,335
--------------------------------------------------------------------------------------------------------

(1)Reflects the weighted average number of shares outstanding for the respective periods, taking into account a 2-for-1 split of the Company's Common Stock effected in December 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         The Company's revenue base consists of revenues from (1) operating leases for instant ticket vending machines ("ITVMs") and phone card dispensing machines ("PCDMs"), (2) sales of ITVMs which are accounted for as sales type leases in the same manner as a direct sale but have the on-going cash flow characteristics of operating leases, (3) sales of ITVMs and PCDMs, and (4) to a lesser extent, sales of parts for ITVMs and PCDMs and service agreements. Leases provide the Company with a consistent revenue stream, opportunities to generate income on financing, and the potential to deploy a greater number of ITVMs within a lottery's budget due to the lower initial cash outlay required by the lottery. Leasing ITVMs also gives a lottery the flexibility to enhance its ITVMs in the future with new technology from the Company. On the other hand, leasing ITVMs requires the Company to invest capital or otherwise finance the manufacture of ITVMs, whereas sales of ITVMs result in the receipt of payment in full upon delivery of the ITVMs. When the Company sells ITVMs, the Company generally is able to manufacture and deliver the ITVMs and receive full payment for them before it must pay for the materials used to manufacture the ITVMs. Nevertheless, the Company believes that the advantages of leasing ITVMs, as described above, justify the initial capital investment or financing costs required to manufacture ITVMs for lease.

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


         Cost of revenues for machine sales increased 26% from $14,251,360 in 2001 to $17,914,274 in 2002. This increase was due to an increase in the number of machines sold in 2002. Excluding depreciation, cost of revenues for leased ITVMs and PCDMs increased 23% from $10,748,221 in 2001 to $13,105,267 in 2002.
The dollar increase in cost of lease revenues was the result of a full year of higher personnel and subcontractor costs related to a large number of machines acquired from On-Point on June 1, 2001 which amounted to $1,504,551, to increased travel cost and temporary labor of $133,000 related to deployment costs for new leased machines deployed during 2002 and to removal costs for machines being returned. Additionally, manufacturing salaries and indirect labor increased by $359,411. As a result of these factors, gross margin as a percent of revenues increased 2% from 27% in 2001 to 29% in 2002.


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


         Selling, general and administrative expenses increased 15% from $5,915,233 in 2001 to $6,784,042 in 2002. The increase resulted primarily from an increase in legal and professional fees of $420,884 and higher administrative salary and wage expenses of $162,208. As a percentage of revenues, selling, general and administrative expenses decreased from 14% in 2001 to 13% in 2002.


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


         Cost of revenues for machine sales and other decreased 10% from $15,850,677 in 2000 to $14,251,360 in 2001. This decrease reflected a 9%
decrease in the number of machines sold in 2001 and slightly lower machine costs. Excluding depreciation, cost of revenues for leased ITVMs and PCDMs increased 58% from $6,798,596 in 2000 to $10,748,221 in 2001. The dollar increase in cost of lease revenues was the result of amortization of leases acquired from On-Point of $499,450, higher personnel and subcontractor costs related to a large number of machines acquired from On-Point which amounted to $2,490,928 and the cost of new leased machines deployed during 2001 in the amount of $93,744.


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


         Selling, general and administrative expenses increased 9% from $5,421,062 in 2000 to $5,915,233 in 2001. The increase resulted primarily from higher salary and wage expenses of $339,267 and an increase in legal and professional fees of $144,332. As a percentage of revenues, selling, general and administrative expenses increased from 13% in 2000 to 14% in 2001.


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


         Revenue Recognition


         The Company derives revenues from delivery of products and services in the form of sales, sales type leases, operating leases, maintenance fees and extended warranties. All products and services are provided under the terms of a written contract with a contractually fixed and determinable price. Payment terms are also defined under the contracts and collectibility is reasonably assured. Revenues from sales of ITVMs and spare parts are recognized when title to the product passes to the customer or when the products are delivered to the customer in accordance with the terms of the contract. Revenues from sales type leases are recorded in the same manner as direct sales and are recognized when products are delivered to the customer. Revenues from operating leases, maintenance services and extended warranties are recognized over time, typically monthly, during the period of time when the services are provided.


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

/s/ Grant Thornton LLP

Cincinnati, Ohio
February 17, 2003, except for Note 18 as to which the date is March 17, 2003.

                          INTERLOTT TECHNOLOGIES, INC.

                                  Balance Sheet

                           December 31, 2002 and 2001

                                                                            2002                  2001
                                                                        -------------          -----------
ASSETS
Current assets:
    Cash                                                                $     419,492              537,332
    Accounts receivable, less allowance for doubtful accounts
      of $53,332 in 2002 and $203,101 in 2001                               6,646,988            7,125,250
    Investment in sales type leases, current portion                        2,588,005            2,299,706
    Inventories                                                             8,440,471           10,628,290
    Prepaid & refundable taxes                                                562,598              404,220
    Note receivable from stockholder                                                -                    -
    Deferred tax asset                                                        508,600              182,350
    Prepaid expenses                                                          639,307              274,033
==========================================================================================================
             Total current assets                                          19,805,461           21,451,181
==========================================================================================================
Property and equipment:
    Leased machines                                                        35,113,524           33,759,213
    Machinery and equipment                                                   784,219              777,687
    Building and leasehold improvements                                       688,234              689,409
    Furniture and fixtures                                                    182,717              179,182
==========================================================================================================
                                                                           36,768,694           35,405,491
    Less accumulated depreciation and amortization                        (22,963,442)         (16,784,029)
==========================================================================================================
             Net property and equipment                                    13,805,252           18,621,462
==========================================================================================================
Other assets                                                                  238,176              578,386
Goodwill net of accumulated amortization of $166,581 in 2001                4,572,655            4,572,655
Value of leases acquired net of accumulated amortization
    of $1,355,650 in 2002 and $499,450 in 2001                              2,925,355            3,781,555
Investment in sales type leases, less current portion                      10,154,855            5,618,510
Product development rights, net of accumulated amortization of
    $880,000 in 2002 and $806,661 in 2001                                     220,000              293,339
==========================================================================================================
                                                                        $  51,721,754           54,917,088
==========================================================================================================

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                           December 31, 2002 and 2001

                                                                                   2002                2001
                                                                               ------------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to financial institutions                                    $ 21,310,417         24,255,659
    Notes payable - related parties                                                  24,124            487,327
    Accounts payable                                                              2,663,405          2,249,874
    Accounts payable - related parties                                              380,855            317,505
    Accrued expenses                                                              1,680,134          1,463,175
==============================================================================================================
             Total current liabilities                                           26,058,935         28,773,540
==============================================================================================================
Subordinated term note                                                                    -          5,000,000
Deferred tax liability                                                            2,009,600            568,950
==============================================================================================================
             Total liabilities                                                   28,068,535         34,342,490
==============================================================================================================
Commitments and contingent liabilities
==============================================================================================================
Interest rate swap agreements                                                       453,484            580,174
==============================================================================================================
Notes payable - related parties                                                           -             24,124
==============================================================================================================
Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized,
       6,455,826 shares issued and outstanding in 2002
       and 6,441,498 shares issued and outstanding in 2001                           64,558             32,140
    Additional paid-in capital                                                   10,568,907         10,482,853
    Treasury stock                                                                  (63,298)                 -
    Accumulated comprehensive income (loss)                                        (299,299)          (382,915)
    Retained earnings                                                            12,928,867          9,838,222
==============================================================================================================
             Total stockholders' equity                                          23,199,735         19,970,300
                                                                               ------------         ----------
                                                                               $ 51,721,754         54,917,088
==============================================================================================================

See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                               Statement of Income

                  Years Ended December 31, 2002, 2001 and 2000


                                                             2002                2001               2000
                                                         ------------         ----------         ----------
Revenues:
    Machine sales                                        $ 27,208,746         19,358,561         21,958,631
    Machine leases                                         18,697,676         18,336,526         17,966,445
    Other                                                   6,096,614          5,020,599          2,664,014
                                                         ------------         ----------         ----------
                                                           52,003,036         42,715,686         42,589,090
Cost of revenues:
    Machine sales and other                                17,914,274         14,251,360         15,850,677
    Machine leases                                         19,264,872         17,142,272         13,252,049
                                                         ------------         ----------         ----------
                                                           37,179,146         31,393,632         29,102,726
                                                         ------------         ----------         ----------
             Gross margin                                  14,823,890         11,322,054         13,486,364
Operating expenses:
    Selling, general and administrative expenses            6,784,042          5,915,233          5,421,062
    Research and development costs                            529,585            347,596            640,150
    Amortization of goodwill                                        -            166,581                  -
                                                         ------------         ----------         ----------
                                                            7,313,627          6,429,410          6,061,212
                                                         ------------         ----------         ----------
             Operating income                               7,510,263          4,892,644          7,425,152
Other income (expense)
    Interest expense                                       (2,138,409)        (2,049,605)        (1,580,969)
    Other                                                    (335,875)            41,296            (57,385)
                                                         ------------         ----------         ----------
                                                           (2,474,284)        (2,008,309)        (1,638,354)

Income before income taxes                                  5,035,979          2,884,335          5,786,798

Income tax provision                                        1,945,334            935,029          2,176,599
                                                         ------------         ----------         ----------
             Net income                                  $  3,090,645          1,949,306          3,610,199
                                                         ============         ==========         ==========

Basic net income per share                               $       0.48               0.30               0.56
                                                         ============         ==========         ==========
Diluted net income per share                             $       0.46               0.30               0.56
                                                         ============         ===========        ==========


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                        Statement of Stockholders' Equity

                  Years ended December 31, 2000, 2001 and 2002


                                                                                                         Additional
                                                                 Comprehensive                Common      Paid-in        Retained
                                                                    Income       Shares       Stock       Capital        Earnings
                                                                 -------------  ---------    --------   ------------    ----------
Balances at December 31, 1999                                      $        -   6,420,000    $ 32,100   $ 10,376,017    $ 4,278,717
Shares issued for exercise of options                                       -       7,000          35         51,062              -
Shares issued in connection with Employee Stock Purchase Plan               -       2,910          14            (14)             -
Stock split                                                                 -           -      32,149        (32,149)             -
Net income                                                                  -           -           -              -      3,610,199
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                               -   6,429,910      64,298     10,394,916      7,888,916
Cumulative effect of transition adjustment                                  -           -           -              -              -
Shares issued for exercise of options                                       -       1,000          10          4,490              -
Shares issued in connection with Employee Stock Purchase Plan               -      10,588         106         51,173              -
Comprehensive income (loss):
      Net income                                                    1,949,306           -           -              -      1,949,306
      Other comprehensive loss related to swap agreements
        (net of tax of $162,260)                                     (314,975)          -           -              -              -
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                          1,634,331

Balances at December 31, 2001                                               -   6,441,498      64,414     10,450,579      9,838,222
Cumulative effect of transition adjustment                                  -           -           -              -              -
Shares issued for exercise of options                                       -      10,750         108         58,179              -
Shares issued in connection with Employee Stock Purchase Plan               -      14,078         141         60,149              -
Shares redeemed in connection with Stock Buyback Program                    -     (10,500)       (105)             -              -
Comprehensive income (loss):
      Net income                                                    3,090,645           -           -              -      3,090,645
      Other comprehensive gain related to swap agreements
        (net of tax of $43,074)                                        83,616           -           -              -              -
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                         $6,442,923
Balances at December 31, 2002                                               -   6,455,826    $ 64,558   $ 10,568,907    $12,928,867
                                                                                =========    --------   ------------    -----------

                                                                     Accumulated
                                                                    Comprehensive    Treasury
                                                                    Income (Loss)     shares          Total
                                                                    -------------    --------       ------------
Balances at December 31, 1999                                        $        -      $      -       $ 14,686,834
Shares issued for exercise of options                                         -             -             51,097
Shares issued in connection with Employee Stock Purchase Plan                 -             -                  -
Stock split                                                                   -             -                  -
Net income                                                                    -             -          3,610,199
----------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                                                 -             -         18,348,130
Cumulative effect of transition adjustment                              (67,940)            -            (67,940)
Shares issued for exercise of options                                         -             -              4,500
Shares issued in connection with Employee Stock Purchase Plan                 -             -             51,279
Comprehensive income (loss):
      Net income                                                              -             -          1,949,306
      Other comprehensive loss related to swap agreements
        (net of tax of $162,260)                                       (314,975)            -           (314,975)
----------------------------------------------------------------------------------------------------------------
Total comprehensive income

Balances at December 31, 2001                                          (382,915)            -         19,970,300
Cumulative effect of transition adjustment                                    -             -                  -
Shares issued for exercise of options                                         -             -             58,287
Shares issued in connection with Employee Stock Purchase Plan                 -             -             60,290
Shares redeemed in connection with Stock Buyback Program                      -       (63,298)           (63,403)
Comprehensive income (loss):                                                                                   -
      Net income                                                              -             -          3,090,645
      Other comprehensive gain related to swap agreements
        (net of tax of $43,074)                                          83,616             -             83,616
----------------------------------------------------------------------------------------------------------------
Total comprehensive income
Balances at December 31, 2002                                        $ (299,299)     $(63,298)      $ 23,199,735
                                                                     ----------      --------       ------------


See accompanying notes to financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                             Statement of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                                                                          2002           2001          2000
                                                                                      -----------     ----------    -----------
Cash flows from operating activities:
    Net income                                                                        $ 3,090,645      1,949,306    3,610,199
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Net book value of equipment disposals                                                   -              -         86,499
        Depreciation and amortization                                                   7,247,227      7,315,089      6,622,439
        Principal portion of sales type leases received                                 2,557,262      1,551,262      1,441,971
        Increase (decrease) in deferred income tax liability                            1,397,576       (229,991)       194,400
        Gain on sale of equipment under sales type lease                               (3,436,490)      (916,039)      (301,019)
        Decrease (increase) in accounts receivable                                        478,262     (1,785,465)      (710,448)
        Decrease in inventories - net of leased equipment returned                      2,232,557      1,118,671        651,645
        (Increase) decrease in prepaid expenses and other asset                           (25,064)       312,870           (565)
        (Increase) decrease in deferred tax asset                                        (326,250)        48,750              -
        Increase in accounts payable                                                      413,531        206,138        261,853
        Increase in accounts payable - related parties                                     63,350        137,214            822
        Increase (decrease) in accrued expenses                                           216,959       (460,624)       565,546
        (Decrease) in income taxes payable                                               (158,378)      (404,220)      (867,681)
-------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                13,751,187      8,842,961     11,555,661
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Cost of leased machines                                                            (5,481,016)    (7,979,117)    (9,580,471)
    Acquisition of business                                                                     -    (13,486,146)             -
    Purchases of property and equipment                                                   (10,616)      (198,289)      (717,027)
-------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                    (5,491,632)   (21,663,552)   (10,297,498)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    (Increase) in notes receivable from shareholder                                             -              -       (280,000)
    (Decrease) increase in notes payable                                               (2,945,242)    14,158,048       (907,417)
    Repayment of subordinated term note                                                (5,000,000)             -              -
    Proceeds from exercise of stock options                                                58,287          4,500         51,096
    Proceeds from Employee Stock Purchase Plan                                             60,290         51,279              -
    Payments for Treasury Stock repurchased                                               (63,403)             -              -
    Repayment of long-term debt                                                           (27,227)      (902,549)      (207,698)
    Payments of notes payable - related parties                                          (460,100)             -              -
    ---------------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities                      (8,377,395)    13,311,278     (1,344,019)
-------------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash                                                              (117,840)       490,687        (85,856)
Cash at beginning of year                                                                 537,332         46,645        132,501
-------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                   $   419,492        537,332         46,645
-------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Net book value of leased equipment returned from the field                        $    44,738      2,404,876      1,357,572
    Interest paid                                                                     $ 2,264,269      2,021,966      1,578,357
    Notes payable to stockholders issued in exchange for redeemable preferred stock   $         -              -      1,335,000
    Income taxes paid                                                                 $ 1,290,347        646,336      1,847,415
    Interest swap liability                                                           $    83,616        580,174              -

Business combination accounted for as a purchase
    Accounts receivable                                                               $         -      1,043,852              -
    Inventory                                                                         $         -      3,422,053              -
    Lease acquisition costs                                                           $         -      4,281,005              -
    Goodwill                                                                          $         -      4,739,236              -
                                                                                       ----------     -------------------------
                                                                                      $         -     13,486,146              -

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

         (b)      REVENUE RECOGNITION


                  The Company derives revenues from delivery of products and services in the form of sales, sales type leases, operating leases, maintenance fees and extended warranties. All products and services are provided under the terms of a written contract with a contractually fixed and determinable price. Payment terms are also defined under the contracts and collectibility is reasonably assured. Revenues from sales of ITVMs and spare parts are recognized when title to the product passes to the customer or when the products are delivered to the customer in accordance with the terms of the contract. Revenues from sales type leases are recorded in the same manner as direct sales and are recognized when products are delivered to the customer. Revenues from operating leases, maintenance services and extended warranties are recognized over time, typically monthly, during the period of time when the services are provided.


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


                  The net investment in sales type leases consists of the present value of the future minimum lease payments. Sales type lease revenue consists of the profits earned on the sale of the leased machines and interest earned on the present value of the lease payments. Interest revenue is recognized as a constant percentage return on the net investment.


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


         (o)      ACCOUNTS RECEIVABLE



                  Accounts receivable are reflected net of allowances for doubtful accounts of $53,332 and $203,101 at December 31, 2002 and December 31, 2001, respectively.



                  The adequacy of the allowance for doubtful accounts is determined at each balance sheet date by reviewing individual past due invoices on a customer-by-customer basis, identifying the issue related to the delinquent payment and evaluating the probable resolution of that issue. The significant majority of Interlott's accounts receivable are from state lotteries and collection of undisputed items is rarely a problem. There are, however, instances where an invoiced item may be disputed by a lottery and in many cases these issues must be resolved through discussions and negotiations with regard to contract interpretations.



         (p)      RECLASSIFICATION


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
                                                        ===========   ===========

         Future minimum lease payments to be received by the Company under these sales type leases are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                  2003               $ 4,210,275
                  2004                 3,663,375
                  2005                 3,019,494
                  2006                 2,769,256
                  2007                 1,974,242
                  2008                    12,924
                                     -----------
                                     $15,649,566
                                     ===========

(3)      INVENTORIES

         Inventories at December 31, 2002 and 2001 consisted of the following:

                                  2002         2001
         Finished goods               $ 1,721,996   $ 2,255,882
         Work in process                  396,719       531,355
         Raw materials and supplies     6,321,756     7,841,053
                                      -----------   -----------
                                      $ 8,440,471   $10,628,290
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

(6)    NOTES PAYABLE - RELATED PARTIES

         The Company had the following notes payable to related parties at December 31, 2002 and 2001:

                                                                  2002             2001
         Notes payable to former preferred stockholders, in
         the principal amount of $1,335,000 due in annual
         installments limited in the aggregate with the
         stockholder note identified in the immediately
         following paragraph to twenty-five percent (25%)
         of the net profits, if any, of the Company from
         its business operations as reported in the
         Company's annual financial statements. The notes
         were issued in exchange for shares of redeemable
         preferred stock. Payments began April 2, 2001. The
         notes do not provide for any interest and are
         unsecured.                                             $ 22,776         $482,876

         Note payable to a stockholder, in the original
         amount of $79,000, due and limited in the
         aggregate with the preferred stockholder notes
         identified in the preceding paragraph to
         twenty-five percent (25%) of the net profits of
         the Company, if any, from its business operations
         as reported in the Company's annual financial
         statements. Payments began April 2, 2001. The note
         does not provide for any interest and is
         unsecured.                                                1,348           28,575
                                                                --------         --------
                                                                  24,124          511,451
         Less current portion                                     24,124          487,327
                                                                --------         --------
                                                                $      -         $ 24,124
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
                             ==========   ==========   ==========

         A reconciliation of income tax expense in relation to the amounts computed by application of the U.S. federal income tax rate of 34% to pretax income follows:


                                                                2002         2001            2000
         Federal income tax expense at
           the statutory rate                               $ 1,712,233   $   980,674    $ 1,967,500
         Officers life insurance                                  8,000         8,000          8,000
         Amortization of product development rights                   -      (199,654)        25,000
         State and local taxes, net of federal benefit          145,244       174,833        232,900
         Other                                                   79,857       (28,824)       (56,801)
                                                            -----------   -----------    -----------
                                                            $ 1,945,334   $   935,029    $ 2,176,599
                                                            ===========   ===========    ===========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                              2002           2001
         Deferred tax assets:
           Bad debt allowance                             $    18,100    $    69,000
           Investment in sales type leases                    333,000        601,800
           Net operating loss carryforwards                   127,400        182,300
           Inventory valuation reserve                        286,100        156,000
           Change in accounting for patent amortization             -        184,100
           Interest rate swap agreement                       154,200        197,300
           Accrued expenses                                    82,900         75,400
                                                          -----------    -----------
              Total gross deferred tax assets             $ 1,001,700    $ 1,465,900
                                                          ===========    ===========

         Deferred tax liabilities:
           Property and equipment, principally due to
             differences in depreciation                  $ 2,405,000    $ 1,754,800
           Involuntary conversion of assets                    97,700         97,700
                                                          -----------    -----------
              Total gross deferred tax liabilities          2,502,700      1,852,500
                                                          -----------    -----------
              Net deferred tax liabilities                $(1,501,000)   $  (386,600)
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

         A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and the changes therein for the years then ended is presented below:

                                              2002                      2001                    2000
                                     -----------------------   ---------------------   ---------------------
                                                    WEIGHTED                WEIGHTED                WEIGHTED
                                                     AVERAGE                AVERAGE                  AVERAGE
                                                    EXERCISE                EXERCISE                EXERCISE
                                       SHARES         PRICE     SHARES        PRICE     SHARES        PRICE
                                     ---------      --------   -------      --------   -------      --------
Outstanding at beginning of year       791,300      $   4.37   502,800      $   3.92   513,100      $   3.91
Granted                                267,000          5.40   290,850          5.25         -             -
Exercised                               11,750          3.06     1,000          3.25     7,000          5.02
Forfeited                                2,150          3.83     1,350          3.53     3,300          3.22
                                     ---------      --------   -------      --------   -------      --------
Outstanding at end of year           1,044,400          4.68   791,300          4.37   502,800          3.92

Options exercisable at year-end        629,525          4.30   476,525          4.24   434,850          4.27
                                     ---------      --------   -------      --------   -------      --------
Weighted-average fair value of
     options granted during the
     Year                                           $   2.86                $   4.31                     N/A

         Had compensation cost for options been determined consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                                     2002              2001              2000
         Net income                            As reported      $   3,090,645     $   1,949,306     $   3,610,199
                                               Pro forma            2,741,573         1,691,799         3,593,958
         Basic earnings per share              As reported                .48               .30               .56
                                               Pro forma                  .42               .26               .56
         Diluted earnings per share            As reported                .46               .30               .56
                                               Pro forma                  .41               .26               .55

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

         Information about stock options outstanding at December 31, 2002 is as follows:

                                             Options Outstanding                   Options Exercisable
                                 ------------------------------------------  -----------------------------
                                                  Weighted-
                                                   Average        Weighted-                       Weighted-
                                                  Remaining        Average                         Average
             Range of              Number        Contractual       Exercise        Number         Exercise
         Exercise Prices         Outstanding        Life            Price       Exercisable        Price
         ---------------         -----------     -----------      ---------     -----------       ---------
          $2.41 - 4.32              406,450         4.40            $3.60         378,575          $3.68
          $5.07 - 5.75              637,950         7.68             5.36         250,950           5.37
                                  ---------         ----            -----         -------          -----
                                  1,044,400         6.41            $4.68         629,525          $4.35
                                  =========         ====            =====         =======          =====

(10)     EARNINGS PER SHARE

                                                                        Net                              Per
                                                                      Earnings          Shares          Share
         2000                                                        (Numerator)      (Denominator)     Amount
                                                                  ---------------    -------------     ------
         Basic earnings per share:
            Net earnings available to common stockholders         $     3,610,199      6,422,914        $0.56

         Diluted earnings per share:
           Effect of dilutive stock options                                               71,592
           Earnings available to common stockholders
              and assumed conversions                                   3,610,199      6,494,506         0.56

         2001
         Basic earnings per share:
            Net earnings available to common stockholders               1,949,306      6,436,801         0.30

         Diluted earnings per share:
              Effect of dilutive stock options                                           119,484
              Earnings available to common stockholders
                 and assumed conversions                                1,949,306      6,556,285         0.30

         2002
         Basic earnings per share:
            Net earnings available to common stockholders               3,090,645      6,455,930         0.48

         Diluted earnings per share:
            Effect of dilutive stock options                                             232,959
            Earnings available to common stockholders
               and assumed conversions                            $     3,090,645      6,688,889        $0.46

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

         December 31,
         ------------
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


         The purchase price included approximately $13 million paid at closing, deferred payments of $9 million payable, subject to adjustment, over 5 years, and an earn-out of up to $6 million based upon certain future revenues. The $9 million in deferred payments is based on certain gross profit benchmarks from new product sales related to the four lottery contracts acquired from On-Point. These gross profit benchmarks are cumulative and, due to failure to realize the projected amounts, only $29,000 has been paid to date. Because these payments are contingent upon future performance, amounts will only be recorded as earned. The Company believes that it is probable that some payments may be required in the future although the amount is undeterminable at this point in time.

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


                                                12/31/2001      12/31/2000
                                                ----------      ----------
         Revenues
          As reported                          $42,715,686     $42,589,090
          Pro forma                             45,659,686      52,882,080

         Income before extraordinary items
          As reported                          $ 1,949,306     $ 3,610,199
          Pro forma                              2,347,206         747,443

         Net income
          As reported                          $ 1,949,306     $ 3,610,199
          Pro forma                              2,347,206         747,443

         Basic and diluted earnings
             per share
          As reported                          $      0.30     $      0.56
          Pro forma                            $      0.36     $      0.12

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


QUARTERLY FINANCIAL DATA



(in thousands, except per share data)



          2002                FIRST       SECOND      THIRD       FOURTH
------------------------------------------------------------------------
Net sales                    $11,142     $10,151     $14,420     $16,291
Gross profit                   3,207       2,912       3,805       4,900
Net income                       522         185         782       1,601
Basic income per share          0.08        0.03        0.12        0.25
Diluted income per share        0.08        0.03        0.12        0.24
------------------------------------------------------------------------



          2001                FIRST       SECOND      THIRD       FOURTH
------------------------------------------------------------------------
Net sales                    $ 7,811     $15,273     $ 9,705     $ 9,927
Gross profit                   2,350       4,310       2,407       2,255
Net income                       196       1,335          85         333
Basic income per share          0.03        0.21        0.01        0.05
Diluted income per share        0.03        0.20        0.01        0.05
------------------------------------------------------------------------


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

                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                  ---------
                                                                 COMPENSATION
                                                                 ------------
                                                                    AWARDS
                                                                    ------
                                        ANNUAL COMPENSATION       SECURITIES
                                        -------------------       UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR     SALARY($)  BONUS($)       OPTIONS(#)
---------------------------    ----     ---------  --------       ----------
L. Rogers Wells, Jr.           2002     $350,000   $    -0-        134,000
Chairman of the Board          2001     $350,000   $    -0-         25,000
                               2000     $350,000   $    -0-            -0-

David F. Nichols               2002     $226,317   $139,400         25,000
President; Chief               2001     $220,000   $ 49,531        212,500
Executive Officer              2000     $120,000   $100,000            -0-

Dennis W. Blazer               2002     $102,019   $ 27,500         17,000
Chief Financial Officer        2001     $ 99,000   $ 16,500          8,500
                               2000     $ 96,577   $ 22,000            -0-

Thomas W. Stokes               2002     $118,518   $ 31,500         20,000
Chief Operating Officer        2001     $ 88,077   $ 18,000         10,000
                               2000     $ 85,500   $ 25,000            -0-

STOCK OPTIONS

         The following table presents information on option grants made during 2002 to the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants(1)
                         --------------------------------------------------------------------------------------------
                         Number of                                                      Potential Realizable Value at
                         Securities     % of Total                                         Assumed Annual Rates of
                         Underlying      Options         Exercise                        Stock Price Appreciation for
                          Options       Granted to       or Base                                 Option Term
                          Granted      Employees in       Price        Expiration       -----------------------------
Name                        (#)        Fiscal Year       ($/Sh)           Date              5% ($)         10% ($)
---------------------------------------------------------------------------------------------------------------------
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

----------------------------

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                                       Value of
                                                                                                     Unexercised
                                                                        Number of Securities        In-the-Money
                                                  Value Realized ($)   Underlying Unexercised          Options
                                                                        Options at FY-End (#)     at FY-End ($)(1)
                                                   (Market Price on
                            Shares Acquired on      Exercise Less            Exercisable/            Exercisable/
          Name                 Exercise (#)        Exercise Price)          Unexercisable           Unexercisable
------------------------------------------------------------------------------------------------------------------
L. Rogers Wells, Jr.                -                     -                177,000/149,000         268,701/61,509

David F. Nichols                    -                     -                212,750/118,750         253,201/85,859

Dennis W. Blazer                    -                     -                  17,000/22,500          28,101/12,254

Thomas W. Stokes                    -                     -                  21,500/26,750          43,085/15,351

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

                                            SHARES     PERCENT
                                         BENEFICIALLY  OF CLASS
NAME OF BENEFICIAL OWNER                   OWNED (1)    OWNED
-------------------------                ------------  --------
Lloyd I. Miller III                        664,800(2)    10.3%
L. Rogers Wells, Jr.                     3,652,300(3)    54.8%
Edmund F. Turek                            334,500(4)     5.1%
Gary S. Bell                                32,500           *
Dennis W. Blazer                            25,969           *
Kazmier J. Kasper                           36,500           *
H. Jean McEntire                            21,750           *
David F. Nichols                           233,136        3.5%
Thomas W. Stokes                            28,112           *
John J. Wingfield                           39,500           *
All directors and executive officers as  4,404,267       62.0%
a group (9 persons)

------------------
*        Less than one percent.

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

-------------------------------------------------------------------------------------------
                                                                    Number of securities
                                                                    remaining available for
                                                                    future issuance under
                     Number of securities to  Weighted-average      equity compensation
                     be issued upon exercise  exercise price of     plans (excluding
                     of outstanding options,  outstanding options,  securities reflected
Plan category        warrants and rights      warrants and rights   in column (a))
-------------------------------------------------------------------------------------------
Equity compensation
plans approved by           1,070,511               $  4.68                 201,594
security holders
-----------------------------------------------------------------------------------

Equity compensation
plans not approved                 --                    --                      --
by security holders
-----------------------------------------------------------------------------------
Total                       1,070,511               $  4.68                 201,594

-----------------------------------------------------------------------------------

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

         (b)      Reports on Form 8-K. None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2003.


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


Date: August 4, 2003


 /s/ David F. Nichols
---------------------------
Chief Executive Officer

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


Date: August 4, 2003


 /s/ Dennis W. Blazer
---------------------------
Chief Financial Officer

                          FINANCIAL STATEMENT SCHEDULE

                          INTERLOTT TECHNOLOGIES, INC.

                 Schedule II - Valuation and Qualifying Accounts

COLUMN A       COLUMN B            COLUMN C         COLUMN D    COLUMN E
-------------------------------------------------------------------------
                                  ADDITIONS
               BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
               BEGINNING   COSTS AND     OTHER                    END
DESCRIPTION    OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS  OF PERIOD
-------------------------------------------------------------------------
Allowance for
doubtful
accounts

2000           $  158,793  $   90,000  $        0  $    2,921  $  245,872
-------------------------------------------------------------------------
2001              245,872     180,000           0     222,771     203,101
-------------------------------------------------------------------------
2002              203,101     244,742           0     394,511      53,332
-------------------------------------------------------------------------

Inventory
valuation
reserve

2000           $1,000,286  $  401,292  $        0  $  920,494  $  481,084
-------------------------------------------------------------------------
2001              481,084     465,110           0     221,279     724,915
-------------------------------------------------------------------------
2002              724,915     540,882           0     158,132   1,107,665
-------------------------------------------------------------------------

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

  23.1       Consent of Grant Thornton LLP -- filed herewith.

  24.1       Powers of Attorney -- previously filed.

  99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith.