Form 10-Q
period 2003-06-30
INTERLOTT TECHNOLOGIES INC
filed 2003-08-14
CIK 873998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2003

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

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  x
                                                ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

              Class                             Outstanding at August 14, 2003
--------------------------------------          ------------------------------
Common Stock, $.01 Par Value                           6,462,994 shares

                          INTERLOTT TECHNOLOGIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
NUMBER            PART I.  FINANCIAL INFORMATION                         NUMBER
------                                                                   ------

  1        Financial Statements:

           Condensed Balance Sheets as of June 30, 2003
           and December 31, 2002                                           3

           Condensed Statements of Income
           for the three months and six months ended
           June 30, 2003 and 2002                                          4

           Condensed Statements of Cash Flows for the six
           months ended June 30, 2003 and 2002                             5

           Notes to Condensed Financial Statements                       6 - 9

  2        Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9 - 12

  3        Quantitative and Qualitative Disclosures About                 12
           Market Risk

  4        Controls and Procedures                                        12

           PART II.  OTHER INFORMATION

  6        Exhibits and Reports on Form 8-K                               13

           SIGNATURES                                                     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INTERLOTT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002


                                                                                          June 30, 2003     December 31, 2002
                                                                                          -------------     -----------------
ASSETS
Current assets:
    Cash                                                                                  $    347,454         $    419,492
    Accounts receivable, less allowance for doubtful accounts of $143,332
          in 2003 and $53,332 in 2002                                                        8,409,380            6,646,988
    Investment in sales type leases, current portion                                         2,685,104            2,588,005
    Inventories                                                                              9,923,934            8,440,471
    Prepaid & refundable taxes                                                                    --                562,598
    Deferred tax asset                                                                         471,011              508,600
    Prepaid expenses                                                                           465,609              639,307
                                                                                          ------------         ------------
                              Total current assets                                          22,302,492           19,805,461
Property and equipment:
    Leased machines                                                                         35,172,389           35,113,524
    Machinery and equipment                                                                    797,802              784,219
    Building and improvements                                                                  688,234              688,234
    Furniture and fixtures                                                                     182,717              182,717
                                                                                          ------------         ------------
                                                                                            36,841,142           36,768,694
    Less accumulated depreciation and amortization                                          25,447,246           22,963,442
                                                                                          ------------         ------------
                                                                                            11,393,896           13,805,252
Other assets                                                                                   197,455              238,176
Goodwill net of accumulated amortization of $166,581 in 2003 and 2002                        4,682,202            4,572,655
Value of leases acquired net of accumulated amortization of $1,783,750 in 2003 and
$1,355,650 in 2002                                                                           2,497,255            2,925,355
Investment in sales type leases, less current portion                                        9,002,259           10,154,855
Product development rights, net of accumulated amortization of $916,667 in 2003
       and $880,000 in 2002                                                                    183,333              220,000
                                                                                          ------------         ------------
                                                                                          $ 50,258,892         $ 51,721,754
                                                                                          ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to financial institutions                                               $ 17,310,454         $ 21,310,417
    Current portion of notes payable - related parties                                            --                 24,124
    Accounts payable                                                                         2,845,959            2,663,405
    Accounts payable - related party                                                           528,045              380,855
    Accrued expenses                                                                         2,753,629            1,680,134
                                                                                          ------------         ------------
                                Total current liabilities                                   23,438,087           26,058,935

Deferred tax liability                                                                       1,976,841            2,009,600
                                                                                          ------------         ------------
                                Total liabilities                                           25,414,928           28,068,535


Commitments and contingent liabilities:
   Interest rate swap agreements                                                               366,534              453,484

Stockholders' equity:
    Common stock, $.01 par value; 20,000,000 shares authorized, 6,462,994 shares issued and outstanding in 2003 and 6,455,826 shares issued and
               outstanding in 2002                                                              64,630               64,558
    Treasury Stock                                                                             (63,298)             (63,298)
    Additional paid-in capital                                                              10,603,072           10,568,907
    Accumulated comprehensive income (loss)                                                   (245,390)            (299,299)
    Retained earnings                                                                       14,118,416           12,928,867
                                                                                          ------------         ------------
                                Total stockholders' equity                                  24,477,430           23,199,735
                                                                                          ------------         ------------
                                                                                          $ 50,258,892         $ 51,721,754
                                                                                          ============         ============

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                         CONDENSED STATEMENTS OF INCOME

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                                             --------                                   --------
                                                      2003                2002                  2003                2002
                                                      ----                ----                  ----                ----
Revenues:

     Machine and parts sales                     $  6,114,381         $  3,758,455         $ 11,876,090         $  8,534,137
     Machine leases                                 4,521,399            4,797,544            8,976,955            9,455,263
     Other                                          1,633,580            1,594,504            3,098,338            3,303,285
                                                 ------------         ------------         ------------         ------------
                                                   12,269,360           10,150,503           23,951,383           21,292,685
Cost of revenues                                    8,647,229            7,238,783           17,133,732           15,174,344
                                                 ------------         ------------         ------------         ------------
     Gross profit                                   3,622,131            2,911,720            6,817,651            6,118,341

Operating expenses:

     Selling, general, and administrative
             expenses                               1,729,568            1,688,606            3,484,484            3,297,765
     Research and development costs                    87,222              147,961              207,862              227,572
                                                 ------------         ------------         ------------         ------------
        Total operating expenses                    1,816,790            1,836,567            3,692,346            3,525,337
                                                 ------------         ------------         ------------         ------------
        Operating income                            1,805,341            1,075,153            3,125,305            2,593,004

Other income  (expense):

     Interest expense                                (276,928)            (586,578)            (547,577)          (1,260,305)
     Other                                           (151,455)            (199,805)            (655,749)            (202,410)
                                                 ------------         ------------         ------------         ------------
                                                     (428,383)            (786,383)          (1,203,326)          (1,462,715)
                                                 ------------         ------------         ------------         ------------
     Income before income taxes                     1,376,958              288,770            1,921,979            1,130,289
Income taxes                                          524,780              103,380              732,430              423,120
                                                 ------------         ------------         ------------         ------------
     Net income                                  $    852,178         $    185,390         $  1,189,549         $    707,169
                                                 ============         ============         ============         ============
Basic net income per share                       $        .13         $        .03         $        .18         $        .11
                                                 ============         ============         ============         ============
Diluted net income per share                     $        .12         $        .03         $        .17         $        .11
                                                 ============         ============         ============         ============


                          INTERLOTT TECHNOLOGIES, INC.

                 CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                 Six Months Ended June 30,
                                                                             -------------------------------
                                                                                2003                 2002
                                                                                ----                 ----
Cash flows from operating activities:
  Net income                                                                 $ 1,189,549         $   707,169
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation & amortization                                                  3,163,403           3,654,858
  Principal portion of sales type lease received                               1,637,855           1,202,927
  Deferred income taxes                                                          (65,800)           (180,414)
  Gain on sale of equipment under sales type lease                              (270,367)           (836,805)
  (Increase) decrease in accounts receivable                                  (1,762,392)            709,879
  (Increase) decrease in inventories net of leased equipment returned         (1,431,536)          1,456,998
  Decrease in prepaid expenses                                                    89,222             268,025
  Decrease in prepaid & refundable taxes                                               0             404,220
  Decrease in deferred tax asset                                                  37,589                   0
  Increase (decrease) in accounts payable                                        182,554            (456,962)
  Increase (decrease) increase in accounts payable -
     related parties                                                             147,190            (145,810)
  Increase in accrued expenses                                                   670,982             523,350
  Increase in income taxes payable                                               965,111             103,279
                                                                             -----------         -----------
      Net cash provided by operating activities                                4,553,360           7,410,714
                                                                             -----------         -----------

Cash flows from investing activities:

  Cost of leased machines                                                       (621,965)         (2,246,543)
  Purchases of property & equipment                                              (13,583)             (6,787)
                                                                             -----------         -----------
     Net cash used in investing activities                                      (635,548)         (2,253,330)
                                                                             -----------         -----------
Cash flows from financing activities:
  (Payment of) notes payable - credit facility                                (3,999,963)         (4,875,530)
  Proceeds from exercise of stock options                                              0              43,209
  Proceeds from Employee Stock Purchase Plan                                      34,237                   0
  Repayment of notes payable - financial institutions                             (1,348)            (27,227)
  Payment of notes payable - related parties                                     (22,776)           (460,100)
                                                                             -----------         -----------
     Net cash used for financing activities                                   (3,989,850)         (5,319,648)
                                                                             -----------         -----------

(Decrease) increase in cash                                                      (72,038)           (162,264)
Cash, at beginning of year                                                       419,492             537,332
                                                                             -----------         -----------
Cash, at end of period                                                       $   347,454         $   375,068
                                                                             ===========         ===========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                              $   437,702         $ 1,141,567
  Income taxes (refunded) paid                                                  (192,821)            132,686
  Net book value of capitalized leased ITVMs returned from field and
     transferred to inventory                                                     51,927              44,738
  Interest swap liability                                                         53,909             117,855

            See accompanying notes to condensed financial statements.

                          INTERLOTT TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements

1.       Basis of Presentation
         ---------------------

         The accounting and reporting policies of Interlott Technologies, Inc. conform to generally accepted accounting principles in the United States of America. The financial statements for the three months and six months ended June 30, 2003 and 2002 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair presentation. The financial statements should be read in conjunction with the financial statements and notes which appear in the Company's Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003.

2.       Inventories
         -----------

         Inventories at June 30, 2003 and December 31, 2002 consisted of the following:

                                     2003              2002
                                     ----              ----
Finished goods                    $2,010,374        $1,721,996
Work in process                    1,320,211           396,719
Raw materials and supplies         6,593,349         6,321,756
                                  ----------        ----------
                                  $9,923,934        $8,440,471

3.       Merger Agreement
         ----------------

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

5.       Comprehensive Income
         --------------------

         Comprehensive income reflects the change in the estimated fair market value of the Company's interest rate swap agreements. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable financial institution. Total comprehensive income for the three and six months ended June 30, 2003 is summarized as follows:

                                   Three months       Six months
                                   ------------       ----------
Net income                          $  852,178        $1,189,549
Other comprehensive income              31,498            53,909
                                    ----------        ----------
  Total comprehensive income        $  883,676        $1,243,458
                                    ==========        ==========

(6)    Stock Incentive Plans
       ---------------------

         The Company's 1994 Stock Incentive Plan was amended and restated effective December 29, 2000. The Company also has a 1994 Directors Stock Incentive Plan under which options were granted prior to the amendment of the 1994 Stock Incentive Plan. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Options vest at the rate of 25% per year beginning one year from the date of grant, subject to the recipient's continued employment with or service to the Company, and must be exercised within 10 years after that date.

         As permitted by SFAS No. 123, the Company applies the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of income.

         Had compensation cost for options granted during 2003 been determined consistent with the fair value methodology of SFAS No. 123, the Company's net income and earnings per share for the three and six months ended June 30, 2003 would have been reduced to the pro forma amounts presented below:

                                                           Three months       Six months
                                                           ------------       ----------
Net income - as reported                                     $ 852,178        $1,189,549
Stock based employee compensation cost
determined under fair value based method - net of tax          118,096           236,192
                                                             ---------        ----------
Pro forma net income                                         $ 734,082        $  953,357


Basic earnings per share

  As reported                                                $    0.13        $     0.18

  Pro forma                                                  $    0.11        $     0.15


 Diluted earnings per share

   As reported                                               $    0.12        $     0.17

   Pro forma                                                 $    0.10        $     0.14



       The fair value of options granted during 2003 for purposes of the accompanying pro forma disclosures is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends paid, as it has been the Company's policy not to declare or pay dividends and the Company does not anticipate paying dividends in the foreseeable future; expected volatility of 53%, based on the calculated volatility of the Company's stock; risk-free rate of return of 4.41%; and expected lives of 10 years.

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

         The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of March 17, 2003 with GTECH Holdings Corporation and subsidiaries of GTECH, pursuant to which the Company will merge into and become a wholly-owned subsidiary of GTECH. Upon the merger, each share of the Company's Common Stock will be changed into the right to receive $9.00 in cash, GTECH common shares or a combination of the two, with 51.5% of the aggregate merger consideration to be paid in GTECH common shares and the balance in cash. For additional information, see Note 3 of the Notes to Condensed Financial Statements in Item I above.

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

         At June 30, 2003, the Company had a total of 11,874 ITVMs and PCDMs deployed under operating and sales type leases as compared to 11,806 at March 31, 2003. In the aggregate, the Company has sold or leased over 32,000 ITVMs and PCDMs under agreements with 29 domestic and 14 international lotteries and their licensees or contractors, as well as to both domestic and international vendors of prepaid telephone calling cards.

RESULTS OF OPERATIONS

         The Company's revenues increased 21% to $12,269,360 from $10,150,503 for the three months, and 12% to $23,951,383 from $21,292,685 for the six months, ended June 30, 2003 and 2002, respectively. Revenues from sales of ITVMs increased 63% to $6,114,381 from $3,758,455 for the three months, and 39% to $11,876,090, from $8,534,137 for the six months, ended June 30, 2003 and 2002, respectively. The increase in revenues from sales resulted from a higher number of ITVMs sold in 2003. Revenues from operating leases decreased 6% to $4,521,399 from $4,797,544 for the three months, and 5% to $8,976,955 from $9,455,263 for the six months, ended June 30, 2003 and 2002, respectively. Lease revenues represented 37% and 47% of total revenues for the three months, and 37% and 44% of total revenues for the six months, ended June 30, 2003 and 2002, respectively. Other revenues increased 2% to $1,633,580 from $1,594,504 for the three months, and decreased 6% to $3,098,338 from $3,303,285 for the six months, ended June 30, 2003 and 2002, respectively.

          Cost of revenues increased 19% to $8,647,229 from $7,238,783 for the three months, and 13% to $17,133,732 from $15,174,344 for the six months, ended June 30, 2003 and 2002, respectively. Depreciation charged to cost of revenues decreased 15% to $1,483,975 from $1,739,030 for the three months, and 14% to $3,002,559 from $3,494,896 for the six months, ended June 30, 2003 and 2002, respectively, due to leased machines becoming fully depreciated. Service and installation costs decreased 5% to $2,757,176 from $2,894,392 for the three months, and decreased 3% to $5,519,596 from $5,713,520 for the six months, ended June 30, 2003 and 2002, respectively, due primarily to the expiration of the Virginia maintenance contract on October 1, 2002 and partially offset by increases in rework and replacement costs. Amortization of leases relating to the acquisition On-Point Technology Systems charged to cost of goods sold remained constant at $214,050 for the three months ended June 30, 2003 and 2002 and $428,100 for the six months ended June 30, 2003 and 2002. As a result of these factors and higher margins on equipment sold, cost of revenues as a percentage of revenues decreased from 71.3 % for the three months ended June 30, 2002 to 70.5% for the three months ended June 30, 2003 and increased slightly from 71.3% for the six months ended June 30, 2002 to 71.5% for the six months ended June 30, 2003.

         Due primarily to higher sales volume, gross profit increased 24% to $3,622,131 from $2,911,720 for the three months, and increased 11% to $6,817,651 from $6,118,341 for the six months, ended June 30, 2003 and 2002, respectively. Gross profit as a percentage of revenues increased 1% for the three months ended June 30, 2003 and remained constant for the six months ended June 30, 2003, as a result of the previously discussed changes in expenses.

          Selling, general, and administrative expenses increased 2% to $1,729,568 from $1,688,606 for the three months, and 6% to $3,484,484 from
$3,297,765 for the six months, ended June 30, 2003 and 2002, respectively. Increases in legal and professional fees of $43,490 for the three months, and $102,702 for the six months, were the primary reasons for the increase in costs in both periods.

         Interest expense decreased 53% to $276,928 from $586,578 for the three months, and decreased 57% to $547,577 from $1,260,305 for the six months, ended June 30, 2003 and 2002, respectively. The decrease reflects decreased overall borrowing under the Company's credit facility accompanied by decreases in interest rates.

         Other income (expense) was ($151,455) and ($199,805) for the three months, and ($655,749) and ($202,410) for the six months, ended June 30, 2003 and 2002, respectively. The increase in expense for the six months, ended June 30, 2003 was due to costs associated with the merger agreement between Interlott and GTECH. These costs included fairness opinion fees, merger related legal fees and Special Committee compensation.

         As a result of the factors discussed above, income before income taxes increased 377% to $1,376,958 from $288,770 for the three months, and increased 70% to $1,921,979 from $1,130,289 for the six months, ended June 30, 2003 and 2002, respectively.

         Income taxes were $524,780 for the three months, and $732,430 for the six months, ended June 30, 2003. The Company's effective tax rate is 38%.

         As a result of the foregoing factors, net income after tax increased 360% to $852,178 from $185,390 for the three months, and increased 68% to $1,189,549 from $707,169 for the six months, ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the six months ended June 30, 2003 and 2002 was $4,553,360 and $7,410,714, respectively. The decrease for the first six months of 2003 as compared to the same period in 2002 resulted primarily from an increase in accounts receivable of $1,762,392 and an increase in inventories of $1,431,536. The increase in accounts receivable resulted from several large ITVM sales in June 2003, and the increase in inventories was the result of increasing production levels of ITVMs for future sales and deployments under lease contracts.

         Net cash used in investing activities was $635,548 and $2,253,330 for the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 was due to the lower amount spent on equipment deployed under leases in the first six months of 2003.

         Net cash used for financing activities was $3,989,850 for the six months ended June 30, 2003 as compared to net cash used by financing activities of $5,319,648 for the six months ended June 30, 2002. The change is primarily the result of lower payments made on the credit facility in 2003 as compared to payments made on the credit facility in 2002 and also of lower repayments of notes to related parties.

         The credit facility is a three year credit line, which expires on May 31, 2004 and is secured by a lien on all of the assets of the Company. The interest rate on the credit facility is based on the prime rate or LIBOR, adjusted up or down depending on the

Company's funded debt to EBITDA ratio. The current rate is prime (4.0% at August 1, 2003).

         On August 1, 2003, the Company was indebted to Fifth Third Bank in the aggregate principal amount of $17,025,081 and had $12,974,919 available on the credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company entered into an interest rate swap agreement with a total notional principal amount of $5 million at July 3, 2001 which expires on May 31, 2004 and an interest rate swap agreement with a total notional principal amount of $10 million at November 7, 2002 which also expires on May 31, 2004. The objective of these agreements is to convert a portion of the Company's floating rate revolving credit facility to a fixed rate. The estimated fair value of the interest rate swap agreements was approximately ($366,534) at June 30, 2003. The estimated fair value is based upon appropriate market information and projected interest rate changes obtained from a reputable institution. The estimated amount of deferred loss on the hedge to be reclassified to earnings in 2003 is $320,000.

ITEM 4.  CONTROLS AND PROCEDURES.

         As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

             31.1  Certification of Chief Executive Officer
             31.2  Certification of Chief Financial Officer
             32    Section 1350 Certifications

(b) Reports on Form 8-K. On May 9, 2003, the Company furnished its press release reporting first quarter 2003 results and related information to the Commission on Form 8-K (Item 9, providing information requested by Item 12).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERLOTT TECHNOLOGIES, INC.
                                            (Registrant)



Date: August 14, 2003               /s/ David F. Nichols
                                    -------------------------------------------
                                    David F. Nichols
                                    President and Chief Executive Officer

                                    /s/ Dennis W. Blazer
                                    -------------------------------------------
                                    Dennis W. Blazer
                                    Chief Financial and Accounting Officer